Form 10QSB
period 1995-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1995-11-13
CIK 788955

FORM 10-QSB--Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-15656


                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         South Carolina                                  57-0814502
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (803) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995

 Assets
    Restricted cash                                            $   501,280
    Accounts receivable                                            313,486
    Escrow for taxes                                               478,155
    Restricted escrows                                             239,536
    Other assets                                                   211,534
    Investment properties:
       Land                                      $ 6,533,830
       Buildings and related personal property    26,363,578
                                                  32,897,408
       Less accumulated depreciation              (8,626,408)   24,271,000
                                                               $26,014,991

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                           $    48,778
    Tenant security deposits                                       139,002
    Accrued taxes                                                  392,900
    Other liabilities                                              383,416
    Due to corporate general partner                               494,125
    Mortgage notes payable                                      22,341,907

 Partners' Capital (Deficit)
    General partners                             $  (440,261)
    Depositary unit certificate holders
       (2,444,000 units authorized;
       1,222,000 units issued and outstanding)     2,655,124     2,214,863

                                                               $26,014,991


[FN]
                 See Accompanying Notes to Financial Statements

b)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended          Nine Months Ended
                                         September 30,                September 30,
                                       1995         1994            1995         1994
 Revenues:
    Rental income                   $1,191,408   $1,144,039    $3,405,618    $3,277,995
    Other income                        38,203       36,065       124,745       103,787
       Total revenues                1,229,611    1,180,104     3,530,363     3,381,782
 Expenses:
    Operating                          229,035      248,210       671,439       756,325
    General and administrative          44,027       47,745       168,427       148,107
    Property management fees            69,972       68,643       210,275       222,989
    Maintenance                         72,611       73,277       207,150       245,479
    Depreciation                       209,597      207,353       625,071       619,209
    Amortization                        14,257       15,395        42,689        45,793
    Interest                           587,892      597,318     1,761,830     1,800,858
    Property taxes                     111,055      116,123       318,855       347,344
    Tenant reimbursements              (90,039)     (79,541)     (288,944)     (316,457)

       Total expenses                1,248,407    1,294,523     3,716,792     3,869,647

       Net loss                     $  (18,796)  $ (114,419)   $ (186,429)   $ (487,865)

 Net loss allocated
    to general partners (1%)        $     (188)  $   (1,144)   $   (1,864)   $   (4,879)
 Net loss allocated
    to limited partners (99%)          (18,608)    (113,275)     (184,565)     (482,986)

                                    $  (18,796)  $ (114,419)   $ (186,429)   $ (487,865)
 Net loss per Depositary
    Unit Certificate                $     (.01)  $     (.09)   $     (.15)   $     (.39)

[FN]

                 See Accompanying Notes to Financial Statements

c)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                                               Depository
                                   Depository                     Unit
                                      Unit        General     Certificate
                                  Certificates   Partners       Partners        Total

 Original capital contributions   1,222,000     $   2,000    $30,550,000    $30,552,000
 Partners' capital (deficit) at
    December 31, 1994              1,222,000    $(438,397)   $ 2,839,689    $ 2,401,292
 Net loss for the nine months
    ended September 30, 1995             --        (1,864)      (184,565)      (186,429)
 Partners' capital (deficit) at
    September 30, 1995            1,222,000     $(440,261)   $ 2,655,124    $ 2,214,863


[FN]
                 See Accompanying Notes to Financial Statements

d)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                           1995          1994
 Cash flows from operating activities:
    Net loss                                          $ (186,429)   $ (487,865)
    Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation                                      625,071       619,209
       Amortization of leasing commissions, computer
        software costs and organizational costs           42,689        45,793
       Bad debt expense                                   61,913        50,606
       Change in accounts:
        Restricted cash                                  108,447      (143,861)
        Accounts receivable                              (44,926)       (4,279)
        Escrows for taxes                               (299,954)     (291,584)
        Other assets                                      (7,722)       17,338
        Accounts payable                                 (13,098)      (10,127)
        Tenant security deposit liabilities               14,616         9,653
        Accrued taxes                                    251,601       274,088
        Other liabilities                                 27,272        89,161
            Net cash provided by
                operating activities                     579,480       168,132

 Cash flows from investing activities:
    Property improvements and replacements               (98,885)      (74,528)
    Deposits to restricted escrows                       (17,340)      (28,593)
    Receipts from restricted escrows                      26,826       124,937
            Net cash (used in) provided by
                investing activities                     (89,399)       21,816

 Cash flows from financing activities:
    Payments on mortgage notes payable                  (490,081)     (189,948)
            Net cash used in financing
                activities                              (490,081)     (189,948)

 Net increase in cash                                         --            --

 Cash at beginning of period                                  --            --
 Cash at end of period                                $       --    $       --

 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                            $1,695,563    $1,730,599


[FN]

                 See Accompanying Notes to Financial Statements

e)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Reconciliation of Cash Flows

   The Partnership considers all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructure in October of 1993.


Note C   Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   Transactions between the partnership and affiliates of Insignia Financial Group, Inc. for the quarter ended September 30, 1995 and 1994 were as follows:

                                                   For the Nine Months Ended
                                                         September 30,
                                                     1995              1994

 Property management fees                        $210,275           $222,989
 Reimbursement for services of affiliates          55,376             37,864
 Interest expense                                  18,000             18,000
 Marketing services                                 1,785                 --


Note C - Transactions with Affiliated Parties - continued

   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    On April 1, 1993, the Partnership filed for protection under Chapter 11 of the Federal Bankruptcy Code. The filing was made due to the Partnership's inability to repay its secured debt as a result of a deficiency of funds necessary to retire debt to an insurance company. On April 23, 1993, the Partnership filed the Reorganization Plan (the "Plan") with the United States Bankruptcy Court for the District of South Carolina (the "Court"). The significant provision of the Plan was the refinancing of the secured debt which occurred on October 15, 1993. On July 23, 1993, the Court entered an order confirming the Partnership's Plan. On January 27, 1994, the Court closed the case.

    The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
 Property                                         1995         1994

 Twin Lakes Apartments
    Palm Harbor, Florida                           94%          92%
 Governor's Park Apartments
    Little Rock, Arkansas                          96%          96%
 The Gallery - Huntsville
    Huntsville, Alabama                            94%          87%
 The Gallery - Knoxville
    Knoxville, Tennessee                           94%          92%

   The Corporate General Partner attributes The Gallery - Huntsville's increase in occupancy to leasing an additional 12,740 square feet to CAT's Music and Q-Zar.

   The Partnership's net loss for the nine months ended September 30, 1995, was $186,429 compared to a net loss of $487,865 for the same period in 1994. The Partnership reported a net loss for the three months ended September 30, 1995, of $18,796 compared to a net loss of $114,419 for the same period in 1994. The decrease in net loss is attributable to an increase in rental and other income combined with decreases in operating and maintenance expenses. Rental income increased due to increased occupancy at The Gallery - Huntsville. Other income increased due to increased lease cancellation fees at Governor's Park and Twin Lakes and late fees associated with the collection of rent at the two commercial properties. Operating expenses decreased due to a decrease in advertising in 1995 as a result of fewer concessions being offered at all properties. Maintenance expenses decreased due to the completion of exterior painting in 1994 at Twin Lakes and The Gallery Shopping Center - Knoxville.

   Offsetting the changes noted above was a decrease in tenant reimbursements and an increase in general and administrative expenses. Tenant reimbursements decreased as a result of over-billing in 1994 combined with a decrease in Common Area Maintenance ("CAM") expenses due to a decrease in painting at The Gallery - Knoxville in 1995. General and administrative expenses increased as a result of increased reimbursements paid to the General Partner. Also, contributing to the increase in general and administrative expenses was an increase in professional fees related to the restructuring of debt.

   As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

   Based on the terms of the debt structure, all cash is considered restricted. Cash flows provided by operating activities increased as a result of the decrease in net loss for the nine months ended September 30, 1995, as compared to the same period in 1994 as discussed above. Net cash used in investing activities increased primarily as a result of restricted escrow withdrawals in 1994 for exterior painting at The Gallery - Knoxville and Twin Lakes. Net cash used in financing activities increased due to the increase in principal payments for 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $22,341,907 requires a balloon payment on August 1, 2001, at which time the properties will either be refinanced or sold. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b) Reports on Form 8-K: None filed during the quarter ended September 30, 1995.




                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                   By: U. S. Realty I Corporation
                                       Corporate General Partner



                                   By: /s/William H. Jarrard, Jr.
                                      William H. Jarrard, Jr.
                                      President and Director




                                   By: /s/Ronald Uretta
                                      Ronald Uretta
                                      Treasurer
                                      (Principal Financial Officer
                                       and Principal Accounting Officer)



                                   Date:  November 13, 1995