Form 10KSB
period 1995-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1996-03-21
CIK 788955

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-15656

                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP
              (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,782,039

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

Item 1. Description of Business

      U.S. Realty Partners Limited Partnership (the "Partnership" or the "Registrant") was formed on January 23, 1986. It is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant commenced operations on August 26, 1986, and acquired its first property, a newly constructed apartment property, on August 28, 1986. Prior to September 5, 1986, it acquired an existing apartment property, a newly constructed shopping center and an existing shopping center.

      On August 26, 1986, the Registrant delivered 1,222,000 Depositary Unit Certificates, representing assignments of limited partnership interests ("DUCs"), to Wheat First Securities, Inc. and received $30,550,000 ($25.00 per
DUC) in proceeds. The DUCs were offered by several underwriters in minimum investment amounts of 100 DUCs ($25.00 per DUC). The Registrant also received $16,369,000 as proceeds from a contemporaneous private bond offering. The Registrant used substantially all of the proceeds from these offerings to acquire the four operating properties.

      The DUCs were registered under the Securities Act of 1933 via Registration Statement No. 33-2996 (the "Registration Statement").

      On April 1, 1993 the Partnership filed for protection under Chapter 11 of the Federal Bankruptcy Code. The filing was made due to the Partnership's inability to repay its secured debt due to an insurance company (see "Note D" of financial statements). On April 23, 1993, the Partnership filed a Reorganization Plan ("the Plan") with the United States Bankruptcy Court for the District of South Carolina. The significant provision of the Plan was the refinancing of the secured debt. On July 23, 1993, the Court entered an order confirming the Partnership's Plan. On January 27, 1994, the Court closed the case.

      A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

      The Registrant has no full-time employees. Management and administrative services are performed by U.S. Realty I Corporation, the Corporate General Partner, and by affiliates of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia provides property management services to the Registrant.

      The real estate business of leasing commercial and residential properties is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located.

In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.


 Item 2.    Description of Properties

The following table sets forth the Registrant's investments in properties:


                              Date of
       Property               Purchase       Type of Ownership           Use
 The Gallery - Huntsville     08/29/86    Fee ownership subject to     Retail
  Huntsville, Alabama                     first mortgage               101,258 s.f.

 The Gallery - Knoxville      09/04/86    Fee ownership subject to     Retail
  Knoxville, Tennessee                    first mortgage               100,403 s.f.

 Governor's Park Apartments   08/29/86    Fee ownership subject to     Apartment
  Little Rock, Arkansas                   first mortgage               154 units

 Twin Lakes Apartments        08/28/86    Fee ownership subject to     Apartment
  Palm Harbor, Florida                    first mortgage               262 units


Schedule of Properties:

                        Gross
                       Carrying   Accumulated                         Federal
 Property               Value     Depreciation    Rate    Method     Tax Basis

 The Gallery -
   Huntsville       $ 7,315,217    $1,797,761     5-35     S/L     $ 8,661,617

 The Gallery -
   Knoxville          9,020,971     2,137,165     5-35     S/L       8,510,063

 Governor's Park      5,947,614     2,108,246     5-35     S/L       2,550,792

 Twin Lakes          10,700,921     2,797,211     5-35     S/L       5,737,021

                    $32,984,723    $8,840,383                      $25,459,493


      See "Note B" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:

                  Principal                                        Principal
                  Balance At     Stated                             Balance
                 December 31,   Interest    Period     Maturity     Due At
                     1995         Rate     Amortized     Date      Maturity

 U.S. Realty
 Partnership     $22,060,534     10.00%     95 months  08/01/01      (1)

(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

Schedule of Rental Rates and Occupancy:

    Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                        Average Annual            Average Annual
                                         Rental Rates               Occupancy
 Property                            1995            1994         1995     1994

 The Gallery - Huntsville         $ 9.18/s.f.    $ 8.73/s.f.       94%      94%
 The Gallery - Knoxville           11.60/s.f.     11.67/s.f.       95%      96%
 Governor's Park                   6,371/unit     6,222/unit       95%      96%
 Twin Lakes                        6,873/unit     6,657/unit       94%      93%

    As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential or commercial tenants lease 10% or more of the available rental space.

    As noted under "Item 1. Description of Business," the Partnership is in the business of acquiring, operating and holding real properties for investment. The Partnership holds two residential properties and two commercial properties. These properties are fully leveraged and the Partnership is currently paying principal and interest payments to reduce its liability.

    The following is a schedule of the lease expirations for the years 1996-
2005:
                            Number of                             % of Gross
 The Gallery               Expirations  Square Feet  Annual Rent  Annual Rent
  Knoxville

 1996                          5           18,478    $195,454        16.15%
 1997                          2            3,714      42,654         3.53%
 1998                          6           16,150     193,538        15.99%
 1999                          3           14,354     141,232        11.67%
 2000                          1            3,600      41,400         3.42%
 2001                          1           13,330     116,304         9.61%
 2002                          2            7,290     112,375         9.29%
 2003                          0                0           0            0%
 2004                          2           11,078     187,145        15.47%
 2005                          0                0           0            0%

 The Gallery
  Huntsville
 1996                          8           24,650    $236,167        27.88%
 1997                          2           15,400     168,440        19.88%
 1998                          4            5,400      57,783         6.82%
 1999                          6           24,353     210,746        24.88%
 2000                          1            3,755      25,542         3.02%
 2001                          1           12,000      90,000        10.62%
 2002                          0                0           0            0%
 2003                          0                0           0            0%
 2004                          1            1,600      17,328         2.05%
 2005                          0                0           0            0%

The principal businesses located at these properties are retail sales outlets.

Real estate taxes and rates in 1995 for each property were:

                                                 1995             1995
                                                Billing           Rate

 The Gallery - Huntsville                      $ 57,074           5.80%
 The Gallery - Knoxville                        137,867           2.99%
 Governor's Park                                 58,726           6.68%
 Twin Lakes                                     176,008           2.05%

Item 3.      Legal Proceedings

On August 1, 1993, August 1, 1992, and August 1, 1991, the Partnership was unable to repay the Class C, Class B and Class A capital appreciation bonds, respectively, to the bondholders. The Surety, which issued the surety bond, repaid the debt. Based on the Surety Agreement, the Surety was entitled to interest at a rate of prime plus 6% and a penalty premium of 5% on the outstanding bonds due to the default on the bonds. On September 2, 1992, the Surety, pursuant to the provisions of the Indenture dated August 1, 1986, between the Partnership and the Trustee, elected to require the Trustee to assign the Bond Notes to the Surety. Therefore, the Surety became the holder of the Bond Notes. On October 26, 1992, the Surety gave notice to the Partnership that an Event of Default had occurred and under the provisions of the Suretyship Agreement declared the entire indebtedness immediately due and payable. The General Partner reviewed all feasible alternatives and concluded that it was in the best interest of the Partnership to file for protection under Chapter 11 of the Federal Bankruptcy Code and did so on April 1, 1993.

On April 1, 1993, the Partnership filed for protection under Chapter 11 of the Federal Bankruptcy Code (see "Item 6" below and "Notes A and D" to the financial statements). On January 27, 1994, the Partnership emerged from bankruptcy.

On March 29, 1994, Insignia Financial Group, Inc., an affiliate of the Corporate General Partner, was served with a complaint filed in the United States District Court, Eastern District of Kentucky and styled Kenneth Ogle, et. al., v. U.S. Shelter Corporation, et. al. The Corporate General Partner is a named defendant in such suit and has also been served with such complaint. Such complaint alleges, inter alia, that the Corporate General Partner engaged in a conspiracy to defraud limited partners in the Partnership, made certain material misstatements and omissions in the prospectus relating to the sale of limited partnership interests in the Partnership, and breached its fiduciary duties to the limited partners of the Partnership, and seeks the certification of such suit as a class action. The Corporate General Partner and Insignia believe the claims are without merit, and both intend to vigorously defend such suit. However, the ultimate exposure, if any, to the Corporate General Partner or the Partnership cannot be determined. Accordingly, no provision for any resulting liability has been made in the financial statements.

Except for the issue stated, the Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter ended December 31, 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for Partnership Equity and Related Partnership Matters

The Depositary Unit Certificates were initially listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "USRLZ". As of December 31, 1995, the number of DUC holders of record was 2,033. Transfer of DUCs is subject to certain suitability and other requirements. Due to the security being delisted during 1990, no public trading market has developed and it is not anticipated that such a market will develop in the future. No distributions were made in 1995 or 1994. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Bankruptcy and Reorganization

On August 1, 1993, August 1, 1992, and August 1, 1991, the Partnership was unable to repay the Class C, Class B and Class A capital appreciation bonds, respectively, to the bondholders. The Surety, which issued the surety bond, repaid the debt. Based on the Surety Agreement, the Surety was entitled to interest at a rate of prime plus 6% and a penalty premium of 5% on the outstanding bonds due to the default on the bonds. On September 2, 1992, the Surety, pursuant to the provisions of the Indenture dated August 1, 1986, between the Partnership and the Trustee, elected to require the Trustee to assign the Bond Notes to the Surety. Therefore, the Surety became the holder of the Bond Notes. On October 26, 1992, the Surety gave notice to the Partnership that an Event of Default had occurred and under the provisions of the Suretyship Agreement declared the entire indebtedness immediately due and payable. The General Partner reviewed all feasible alternatives and concluded that it was in the best interests of the Partnership to file for protection under Chapter 11 of the Federal Bankruptcy Code.

On April 1, 1993 the Partnership filed for protection under Chapter 11 of the Federal Bankruptcy Code. The filing was made due to the Partnership's inability to repay its secured debt due to an insurance company (see "Notes A and D" of financial statements). On April 23, 1993, the Partnership filed a Reorganization Plan ("Plan") with the United States Bankruptcy Court for the District of South Carolina. The significant provision of the Plan was the refinancing of the secured debt which occurred on July 15, 1993. On July 23, 1993, the court entered an order confirming the Partnership's Plan. On January 27, 1994, the Court closed the case.

Results of Operations

The Partnership's net loss as shown in the financial statements for the year ended December 31, 1995, was $279,432 versus $524,298 for 1994 (see "Note E" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The decrease in net loss is attributable to an increase in other income combined with a decrease in operating expenses. Other income increased due to increased lease cancellation fees, pet fees, application fees, late charges, and clubhouse rentals at Twin Lakes and Governor's Park and late fees associated with the collection of rent at the two commercial properties. Operating expenses decreased due to a decrease in advertising in 1995 as a result of fewer concessions being offered at all of the properties.

Offsetting the changes noted above was a decrease in tenant reimbursements and an increase in general and administrative expense. Tenant reimbursements decreased as a result of a decrease in Common Area Maintenance ("CAM") expenses. CAM expenses decreased due to a decrease in painting at The Gallery - Knoxville in 1995. General and administrative expense increased as a result of increased legal fees, reimbursements of services to affiliates and professional fees. Legal fees increased as a result of the suit noted in "Item 3. Legal Proceedings." Professional fees increased due to an increase in cost related to processing and mailing tax information to the limited partners and a final payment for professional fees related to the debt refinancing.

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

Liquidity and Capital Resources

Based on the terms of the debt structure, all cash is considered restricted. Cash flows provided by operating activities increased as a result of the decrease in net loss for the year ended December 31, 1995, as compared to the same period in 1994 as discussed above. Also contributing to the increase in cash provided by operating activities was the increase in cash provided by restricted cash. Net cash used in investing activities increased primarily as a result of a decrease in net receipts from restricted escrows in 1995. Net receipts were higher in 1994 due to exterior painting at The Gallery - Knoxville and Twin Lakes. In addition, property improvements and replacements increased during 1995. Net cash used in financing activities increased due to the increase in principal payments for 1995.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital programs and maintenance programs have been budgeted. These capital programs and maintenance programs will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $22,060,534 requires a balloon payment on August 1, 2001, at which time the properties will either be refinanced or sold. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.

As noted in "Item 3. Legal Proceedings," on March 29, 1994, Insignia Financial Group, Inc., an affiliate of the Corporate General Partner, was served with a complaint filed in the United States District Court, Eastern District of Kentucky and styled Kenneth Ogle, et. al., v. U.S. Shelter Corporation, et. al. The Corporate General Partner is a named defendant in such suit and has also been served with such complaint. Such complaint alleges, inter alia, that the Corporate General Partner engaged in a conspiracy to defraud limited partners in the Partnership, made certain material misstatements and omissions in the prospectus relating to the sale of limited partnership interests in the Partnership, and breached its fiduciary duties to the limited partners of the Partnership, and seeks the certification of such suit as a class action. The Corporate General Partner and Insignia believe the claims are without merit, and both intend to vigorously defend such suit. However, the ultimate exposure, if any, to the Corporate General Partner or the Partnership cannot be determined. Accordingly, no provision for any resulting liability has been made in the financial statements.

Item 7.  Financial Statements


U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



            Report of Independent Auditors

            Balance Sheet - December 31, 1995

            Statements of Operations - years ended December 31, 1995 and 1994

            Statements of Changes in Partners' Capital (Deficit) - years ended December 31, 1995 and 1994

            Statements of Cash Flows - years ended December 31, 1995 and 1994

            Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors



The Partners
U. S. Realty Partners Limited Partnership


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 19, 1996



                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                December 31, 1995


 Assets
   Restricted cash                                               $   356,867
   Accounts receivable (Note C)                                      318,410
   Escrows for taxes                                                 137,481
   Restricted escrows                                                211,754
   Other assets                                                      201,296
   Investment properties (Notes D & G):
      Land                                       $  6,533,830
      Buildings and related personal property      26,450,893
                                                   32,984,723
      Less accumulated depreciation                (8,840,383)    24,144,340

                                                                 $25,370,148

 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                              $    86,795
   Tenant security deposits                                          137,981
   Accrued taxes                                                      61,662
   Other liabilities                                                 401,191
   Due to corporate general partner                                  500,125
   Mortgage note payable (Note D)                                 22,060,534

 Partners' Capital (Deficit)
   General partners                              $   (441,191)
   Depository unit certificate holders
      (2,440,000 units authorized, 1,222,000
      units issued and outstanding)                 2,563,051      2,121,860

                                                                 $25,370,148


                 See Accompanying Notes to Financial Statements


                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS


                                                   Years Ended December 31,
                                                      1995           1994

 Revenues:
      Rental income                               $ 4,618,809     $4,460,925
      Other income                                    163,230        126,642
         Total revenues                             4,782,039      4,587,567

 Expenses:
      Operating                                       972,813      1,087,781
      General and administrative                      266,409        189,794
      Property management fees                        282,348        295,582
      Maintenance                                     343,048        325,306
      Depreciation                                    839,046        827,700
      Interest                                      2,337,819      2,393,300
      Property taxes                                  417,292        440,405
      Tenant reimbursements                          (397,304)      (448,003)
         Total expenses                             5,061,471      5,111,865

         Net loss (Note E)                        $  (279,432)    $ (524,298)

 Net loss allocated to general partner (1%)       $    (2,794)    $   (5,243)
 Net loss allocated to depository unit
      certificate holders (99%)                      (276,638)      (519,055)

                                                  $  (279,432)    $ (524,298)

 Net loss per depository unit certificate         $      (.23)    $     (.42)


                 See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                           Depository
                                   Limited                    Unit
                                 Partnership   General     Certificate
                                     Units     Partners       Holders       Total
 Original capital contributions    1,222,000  $   2,000    $30,550,000    $50,002,000

 Partners' capital (deficit)
    at December 31, 1993           1,222,000  $(433,154)   $ 3,358,744    $ 2,925,590

 Net loss for the year
    ended December 31, 1994               --     (5,243)      (519,055)      (524,298)

 Partners' capital (deficit)
    at December 31, 1994           1,222,000   (438,397)     2,839,689      2,401,292

 Net loss for the year
    ended December 31, 1995               --     (2,794)      (276,638)      (279,432)

 Partners' capital (deficit)
    at December 31, 1995           1,222,000  $(441,191)   $ 2,563,051    $ 2,121,860

                  See Accompanying Notes to Financial Statements

                     U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS


                                                        Years Ended December 31,
                                                            1995         1994
 Cash flows from operating activities:
    Net loss                                            $ (279,432)   $ (524,298)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation                                        839,046       827,700
       Amortization                                         57,329        60,939
       Bad debt expense                                     88,350        76,630
       Change in accounts:
        Restricted cash                                    252,860      (238,596)
        Accounts receivable                                (76,286)      (61,048)
        Escrows for taxes                                   40,720       (55,677)
        Other assets                                       (12,124)       43,431
        Accounts payable                                    13,496        23,592
        Tenant security deposit liabilities                 13,595        15,816
        Accrued taxes                                      (79,638)        8,915
        Other liabilities                                   51,047       115,099
          Net cash provided by operating activities        908,963       292,503

 Cash flows from investing activities:
    Property improvements and replacements                (174,777)      (98,585)
    Deposits to restricted escrows                         (19,258)      (26,499)
    Receipts from restricted escrows                        56,526       147,241
          Net cash (used in) provided by
                investing activities                      (137,509)       22,157

 Cash flows from financing activities:
    Payments on mortgage note payable                     (771,454)     (314,660)
          Net cash used in financing activities           (771,454)     (314,660)

 Net change in cash                                             --            --

 Cash at beginning of period                                    --            --

 Cash at end of period                                  $       --    $       --

 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $2,245,935    $2,302,843


                  See Accompanying Notes to Financial Statements


                     U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                       STATEMENTS OF CASH FLOWS (Continued)

                   Supplemental Disclosure of Non-Cash Activity

Property improvements and replacements

   Accounts payable was adjusted by $11,423 at December 31, 1994, for non-cash amounts included in connection with property improvements and replacements.


                  See Accompanying Notes to Financial Statements


                    U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 1995


Note A - Bankruptcy and Reorganization

On April 1, 1993, the Partnership filed for protection under Chapter 11 of the Federal Bankruptcy Code. The filing was made due to the Partnership's inability to repay its secured debt due to an insurance company (the "Surety") (see "Note D"). On April 23, 1993, the Partnership filed the Reorganization Plan (the "Plan") with the United States Bankruptcy Court for the District of South Carolina. The significant provision of the Plan was the refinancing of the secured debt. On July 23, 1993, the Court entered an order confirming the Partnership's Plan. On January 27, 1994, the Court closed the case.

Pursuant to the Bankruptcy Code, the Partnership continued to operate its business as debtor-in-possession while the case was pending.

Note B - Organization and Significant Accounting Policies

Organization:  U.S.  Realty Partners  Limited Partnership  (the "Partnership" or
"Registrant") was organized as a limited partnership under the laws  of the State of South Carolina pursuant to a Certificate of Limited  Partnership filed January
24,  1986 and an Agreement  of Limited Partnership  dated January 23,  1986.  The partnership agreement terminates December 31,  2005, or earlier upon the  sale of all properties and  distributions to the partners of all  net proceeds thereof or
certain other events.   The Partnership commenced operations on  August 26, 1986,
and completed its acquisition of two apartment complexes  and two shopping plazas on September 4, 1986, all of which are located in the South.

The  Depositary Unit Certificate ("DUC")  holders are assignees  of USS Assignor,
Inc. (the Limited Partner), an affiliate of the Corporate General Partner, and as such will  be entitled to receive the economic rights attributable to the Limited
Partnership  Interests represented  by  their DUCs.    DUC holders  will for  all
practical purposes be treated as limited partners of the Partnership.

Use of Estimates:   The  preparation of financial  statements in conformity  with generally accepted accounting  principles requires management  to make  estimates and assumptions that affect the amounts reported in  the financial statements and accompanying notes.  Actual results could differ from those estimates.

Allocation  of Cash  Distributions:   Cash distributions  by the  Partnership are
allocated 98% to  the DUC holders and  2% to the  general partners until the  DUC holders  have received annual noncumulative  distributions equal to  10% of their
Adjusted Capital  Values.  Net cash  from operations then will  be distributed to the general partners until the general partners collectively have received 7%  of
net  cash from  operations distributed in  that fiscal year.   Thereafter, (after
repayment of any loans by the general partners to the Partnership), net cash from operations  will be  distributed 93% to  the DUC  holders and  7% to  the general
partners.   According  to the  terms  of the  Partnership's loan  agreements,  no distributions may be made until the long term debt is repaid.

Note B - Organization and Significant Accounting Policies (Continued)

During the first eight quarters following the issuance of the DUCs, the Corporate
General Partner was obligated to loan to the Partnership up to $810,740  to cover
any  deficiency in  the  quarterly cash  distributions.   The  Corporate  General
Partner  loaned the  Partnership  $300,000 under  this  guarantee, which  expired
August 26,  1988.   A  deficiency arose  when  the DUC  holders did  not  receive annualized cash  distributions  equal to  10% of  the average  of their  Adjusted
Capital Values.  The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest  rate.  The repayment of the  loan would reduce the amount subsequently available for distribution to the DUC holders.  This loan may not  be repaid until the Partnership's long  term debt is repaid. The balance at December 31, 1995, including accrued interest is $500,125.

Allocation  of  Profits, Gains  and Losses:   Profits,  gains  and losses  of the
Partnership are allocated between  the Corporate General Partner and  DUC holders in accordance with the provisions of the partnership agreement.

Profits and losses generally will be  allocated 99% to the DUC holders and  1% to the Corporate General Partner.  Net loss per DUC for the years ended December 31,
1995  and 1994,  was  computed  as  99% of  the  net  loss divided  by  1,222,000 depositary units outstanding.

Investment Properties:  During  1995, the Partnership adopted FASB  Statement No.
121,  "Accounting  for the  Impairment of  Long-Lived  Assets and  for Long-Lived
Assets to  be Disposed Of,"  which requires impairment  losses to be  recorded on long-lived  assets used in operations  when indicators of  impairment are present and the undiscounted  cash flows estimated  to be generated  by those assets  are less than the assets' carrying amount.  For the  year ended December 31, 1995, no
adjustments  for  impairment of  value  were recorded.   The  impairment  loss is
measured by comparing  the fair value of the  asset to its carrying amount.   The
effect of adoption was not material.

Depreciation:   Depreciation  is provided  by the  straight-line method  over the
estimated lives  of the  rental properties  and related  personal property.   For
Federal income  tax purposes, the accelerated  cost recovery method is  used:  1)
for real property  over periods of 19 years for additions  after May 8, 1985, and before January 1, 1987, and 2)  for personal property over 5 years for  additions after December 31,  1986, the modified accelerated  cost recovery method  is used for depreciation of 1) real property additions over 27-1/2 years, and 2) personal property additions over 7 years.

Amortization: Computer software costs are being amortized over six years. Lease commissions are being amortized over a period of one to ten years using the straight-line method over the term of the respective leases.

Note B - Organization and Significant Accounting Policies (Continued)

Leases:  The Partnership leases certain commercial space to tenants under various lease terms.  The leases are accounted for as operating leases in accordance with
Financial  Accounting  Standards Board  Statement  No. 13.   Some  of  the leases
contain stated rental increases during their  term.  For leases with fixed rental increases, rents  are recognized on a  straight-line basis over the  terms of the
lease.   This straight-line  basis recognized  $18,926 less and  $47,729 more  in
rental income  than was collected in  1995 and 1994, respectively.   Beginning in
1995, the cash collections under the terms of the leases exceed the straight-line method of revenue recognition.

For all other leases, minimum rents are recognized over the terms of the leases.

The  Partnership generally leases apartment units for twelve-month terms or less.
The  Partnership  recognizes income  as  earned on  these leases.    In addition,
management finds  it necessary  to offer  rental concessions during  particularly slow months or  in response to heavy competition from  other similar complexes in the area.  Concessions are charged to expenses as incurred.

Cash:  The Partnership has no unrestricted cash.

Restricted  Cash - Tenant Security  Deposits:  The  Partnership requires security
deposits from all apartment lessees for the duration of the lease.   Deposits are
refunded when the tenant vacates the apartment if there has been no damage.

Restricted Escrows

       Capital Improvement Account - The Partnership established an interest bearing bank account (see "Note D"), for the purpose of deposit and expenditure of cash flow for Capital Expenditures. The Partnership shall deposit from time to time from revenues a reasonable allowance for Capital Expenditures, provided the amount of such deposit shall have been approved in advance by the Surety.
The Partnership  may withdraw any amounts on  deposit in the Capital Expenditures
Account to pay for Capital Expenditures as they are made, provided the amount of such withdrawals shall have been approved in advance by the Surety. At December
31, 1995, the balance was $72,583.

       Working Capital Account - The Partnership established the "Working Capital
Account" for the purpose of providing a cash reserve available to the Partnership
(see "Note D").   On September 16, 1993,  prior to making the first  deposit into the  Net Cash  Flow Fund,  the  Partnership deposited  $150,000 into  the Working
Capital Account.  The bank holds the funds in the Working Capital Account for the
benefit  of the Surety.   The  Partnership has  the right  to access  these funds
without the consent of the Surety under specific guidelines mutually agreed to by the Partnership and the Surety.  Specifically, the Working Capital Account may be
used to fund  negative cash flow,  or emergency or  immediate funding needs of  a property.  At December 31, 1995, the balance was $133,142.

Note B - Organization and Significant Accounting Policies (Continued)

Restricted Cash:   The Partnership maintains a restricted  cash account (the "Net
Cash Flow Fund")  for the purpose of depositing Net Cash  Flow, as defined in the loan agreement, and to facilitate  Cash Sweeps as defined in the  loan agreement.
At December  31, 1995, the balance  was $217,768.   Total restricted cash  of the
Partnership  of $356,867 includes  $139,099 of security  deposits.   On a monthly
basis the Net Cash Flow Fund shall be disbursed or retained, as follows:

       (a) first, at any time as there shall be a balance of less than $150,000 in the Working Capital Account, an amount equal to the difference between the actual balance and $150,000 but not in excess of twenty percent (20%) of such Net
Cash Flow shall  be paid to the Partnership for deposit  into the Working Capital
Account;

       (b) second, to the payment of, or the reimbursement to the Partnership for certain repairs and expenses and Capital Expenditures;

       (c)  third, to the payment of accrued but unpaid interest;

       (d) fourth, to the payment of that portion of the Principal Balance equal to accrued and unpaid interest therefore added to the Principal Balance pursuant to the loan agreement;

       (e) fifth, to the payment of the remaining Principal Balance and to any and all other amounts payable to the Surety hereunder, including but not limited to the additional interest.

Escrow for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Reclassifications:    Certain  reclassifications  have  been  made  to  the  1994 financial statements to conform with 1995 presentation.

Fair  Value:   In  1995,  the  Partnership  implemented  Statement  of  Financial
Accounting  Standards  No.  107,  "Disclosure  about  Fair  Value  of   Financial
Instruments," which requires disclosure of fair value information about financial
instruments  for which it  is practicable to  estimate that value.   The carrying
amount of the  Partnership's cash and investments approximates fair  value due to short-term maturities.  The Partnership's mortgage debt has payments due based on
Net Cash Flow as defined in the loan  agreement.  The fair value of the debt  can not be calculated using a discounted  cash flow analysis as the future cash  flow is not determinable.

Advertising:   The  Partnership expenses  the costs  of advertising  as incurred.
Advertising  expense, included in operating expenses, was $27,679 and $33,706 for the years ended December 31, 1995 and 1994, respectively.

Note C - Accounts Receivable

Accounts receivable at December 31, 1995, consisted of the following:

        Shopping center tenant rentals                     $ 109,807
        Apartment tenant rentals                               3,899
        Common area maintenance, insurance and                18,585
        Straight-line rent adjustment (Note B)               301,184
                                                             433,475

        Less allowance for doubtful accounts                (115,065)

                                                           $ 318,410

An analysis of the allowance for doubtful accounts is set forth below:

                                               Years Ended December 31,
                                                  1995           1994

 Balance at beginning of period                $ 77,097       $ 36,985
         Charged to expenses                     88,350         76,630
         Uncollectible amounts written
          off against related assets                 --        (31,738)
         Amounts collected                      (50,382)        (4,780)

 Balance at end of period                      $115,065       $ 77,097

Note D - Mortgage Note Payable

On  October  15, 1993,  the  Partnership finalized  the refinancing  of  all debt
encumbering its real estate assets.   The debt has a stated interest rate of 10%,
which shall accrue and, to the extent such interest  is not paid currently out of
Net Cash Flow, as defined in the loan agreement, shall be added to  the principal balance on each August  16 of each year prior to the maturity  date  of August 1,
2001; provided, however, that the amount of accrued and unpaid interest, shall at no time exceed the sum of $1,740,733 and the balances in the Capital Expenditures
Account,  the Working  Capital Account,  and the  Tax Escrow  Account established under provisions of the loan  agreement.  Amounts in excess of this total must be
immediately  paid  by the  Partnership.    The  loan  agreement  also  calls  for
additional  interest of  $58,648,  which accrues  annually on  August  1, and  is payable on the  earlier of the maturity date  or the date on which  the principal balance and all accrued interest is paid.

Note D - Mortgage Note Payable (Continued)

The obligations of the Partnership to  the Surety in connection with the issuance of the debt  are secured by  a first  mortgage or deed  of trust on  each of  the
Partnership's properties and are  cross-defaulted so that a default  with respect
to one property is a default under each mortgage or deed of trust.   The mortgage
note payable are non-recourse.  The note does not require prepayment penalties if repaid prior to maturity.

The principal terms of the note payable is as follows:

                Principal                                        Principal
                Balance At     Stated                             Balance
               December 31,   Interest    Period     Maturity     Due At
                   1995         Rate     Amortized     Date       Maturity

 U.S. Realty
 Partnership   $22,060,534     10.00%     95 months  08/01/01      (1)


(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

At December 31, 1995 and 1994, $98,047 and $88,791, respectively, of accrued interest was included in other liabilities.

Note E - Income Taxes

Under the provisions  of the Internal Revenue Code, partnerships  are not
subject to income  taxes.   Accordingly, no  provision for  income taxes  is
made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Note E - Income Taxes (Continued)

The following is a reconciliation of reported net loss and Federal taxable loss:

                                                   Years Ended December 31,

                                                     1995           1994
 Net loss as reported                              $(279,432)   $  (524,298)
 Add (deduct):
     Depreciation differences                       (674,794)      (748,744)
     Difference in bad debt expense                   37,966         40,113
     Difference in rents recognized                   50,143        (88,520)
     Change in prepaid rentals                       (41,277)        28,353
     Accrued expenses                                 (4,515)            --
     Other                                           (31,355)        27,509
 Federal taxable loss                              $(943,264)   $(1,265,587)

 Federal taxable loss per DUC                      $    (.76)   $     (1.03)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

       Net assets as reported                      $ 2,121,860
       Land and buildings                           10,737,233
       Accumulated depreciation                     (9,422,081)
       Syndication                                   2,774,391
       Other                                           (59,563)
       Net assets - tax basis                      $ 6,151,840

Note F - Transactions with Affiliated Parties

The  Partnership has  no employees  and  is dependent  on  the Corporate  General
Partner  and  its  affiliates  for  the  management  and  administration  of  all
Partnership  activities.   The  partnership agreement  provides  for payments  to
affiliates for services  and as  reimbursements of certain  expenses incurred  by affiliates on behalf of the Partnership.

Note F - Transactions with Affiliated Parties (Continued)

Balances and other transactions with affiliates of Insignia Financial Group, Inc.
in 1995 and 1994 are:


                                                        1995          1994
     Property management fees                         $282,348      $295,582
     Reimbursement for services of affiliates           91,208        59,635
     Due to General Partner                            500,125       476,125


Reimbursement for services of affiliates includes an accrual of $14,716 for legal services.

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


Note G - Real Estate and Accumulated Depreciation

                                                 Initial Cost
                                                 To Partnership

                                                               Cost
                                               Buildings    Capitalized
                                              and Related    (Removed)
                                                Personal   Subsequent to
 Description                         Land       Property    Acquisition

 The Gallery Shopping Plaza
  Huntsville, Alabama            $4,070,301   $ 8,377,101  $(5,132,185)
 The Gallery Shopping Plaza
  Knoxville, Tennessee            3,376,382     9,036,788   (3,392,199)
 Governor's Park Apartments
  Little Rock, Arkansas             422,524     5,701,008     (175,918)
 Twin Lakes Apartments
  Palm Harbor, Florida            1,928,351     9,282,993     (510,423)

       Totals                    $9,797,558   $32,397,890  $(9,210,725)


Note G - Real Estate and Accumulated Depreciation (Continued)

The cost removed, net of additions, subsequent to the acquisition is primarily due to write-downs and removals in the prior years.



                      Gross Amount At Which Carried
                           At December 31, 1995

                              Buildings
                             And Related
                               Personal                       Accumulated        Date of        Date       Depreciable
   Description      Land       Property          Total        Depreciation     Construction   Acquired      Life-Years
The Gallery -
  Huntsville    $2,341,306   $ 4,973,911     $ 7,315,217       $1,797,761          1986       08/29/86          5-35

The Gallery-
   Knoxville     2,070,000     6,950,971       9,020,971         2,137,165         1984       09/04/86          5-35
                                                                                                                5-35
Governor's Park    422,524     5,525,090       5,947,614         2,108,246         1985       08/29/86
                                                                                                                5-35
Twin Lakes       1,700,000     9,000,921      10,700,921         2,797,211         1986       08/28/86

Totals          $6,533,830   $26,450,893     $32,984,723        $8,840,383



Each of the Partnership's properties is secured by a first mortgage or deed of trust in connection with the issuance of an Amended and Restated Surety Note, Bond Notes and Suretyship Agreement.

Reconciliation of  "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                               1995             1994
 Real Estate
 Balance at beginning of year                $32,809,946     $32,699,938
    Property improvements                        174,777         110,008
 Balance at End of Year                      $32,984,723     $32,809,946

 Accumulated Depreciation
 Balance at beginning of year                $ 8,001,337     $ 7,173,637
    Additions charged to expense                 839,046         827,700
 Balance at end of year                      $ 8,840,383     $ 8,001,337

Note G - Real Estate and Accumulated Depreciation (Continued)


The aggregate cost of the real estate for Federal income tax purposes at December
31, 1995 and 1994, is $43,721,956 and $43,547,178, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $18,262,463 and $16,748,623, respectively.

Note H - Revenues

The  future  minimum   rents  to  be  received  from   commercial  tenants  under
noncancelable operating leases,  including leases signed  or extended by  January
31, 1996, are as follows:


                 1996                          $ 1,647,541
                 1997                            1,351,798
                 1998                            1,131,085
                 1999                              835,798
                 2000                              608,287
           Thereafter                            1,543,892
                                               $ 7,118,401


Note I - Contingency

On March 29,  1994, Insignia Financial Group, Inc., an affiliate of the Corporate
General Partner, was served with a complaint filed in the United  States District
Court, Eastern District  of Kentucky and  styled Kenneth Ogle,  et. al., v.  U.S.
Shelter Corporation, et.  al.  The Corporate General Partner is a named defendant
in such  suit and  has  also been  served with  such complaint.   Such  complaint
alleges, inter alia,  that the Corporate General Partner engaged  in a conspiracy
to  defraud   limited  partners  in   the  Partnership,  made   certain  material
misstatements  and omissions in  the prospectus relating  to the sale  of limited partnership  interests in the Partnership,  and breached its  fiduciary duties to the limited partners of the Partnership, and seeks the certification of such suit as a class action.  The Corporate General Partner and Insignia believe the claims
are without merit, and both intend to vigorously defend such suit.   However, the
ultimate exposure, if  any, to the  Corporate General Partner or  the Partnership
cannot  be determined.  Accordingly, no provision for any resulting liability has been made in the financial statements.

Except  for  the issue  stated,  the  Registrant is  unaware  of  any pending  or
outstanding litigation  that is not of  a routine nature.   The Corporate General
Partner  of  the  Registrant  believes  that  all  such  pending  or  outstanding litigation will  be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 8.   Changes  in  and  Disagreements   with  Accountant  on  Accounting  and
          Financial Disclosure

    None.


                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act

    The Registrant has  no officers or  directors.  The Individual  and Corporate
General Partners are as follows:

    Individual  General Partner - N. Barton Tuck,  Jr., age 57, is the Individual
General Partner of the Registrant.  Mr. Tuck is Chairman of GolfSouth Management,
Inc.  Until  August 1990, he  served as Chairman and  Chief Executive Officer  of
U.S. Shelter  Corporation ("Shelter"),  the former  parent of AmReal  Corporation
(parent of  the Corporate  General Partner  of the Partnership).   For  six years
prior to  1966,  Mr. Tuck  was  employed in  Greenville,  South Carolina  by  the
certified  public accounting  firm of S.D.  Leidesdorf &  Company.   From 1966 to
1970,  he was a  registered representative  with the  investment banking  firm of
Harris Upham & Co., Inc. in Greenville, South Carolina.  Since 1970, Mr. Tuck has
been engaged in  arranging equity investments  for individuals and  partnerships.
Mr.  Tuck is  a graduate  of  the University  of North  Carolina.   Mr.  Tuck has
delegated  to the Corporate  General Partner all  of his authority,  as a general partner  of  the Partnership,  to  manage  and control  the  Partnership  and its business and affairs.

    Corporate General Partner - The  names and ages of, as well  as the positions and  offices held  by, the  executive  officers and  directors of  U.S. Realty  I
Corporation are  set forth below.   There are no family  relationships between or
among any officers or directors.


      Name                               Age         Position

      William H. Jarrard, Jr.            49          President

      Ronald Uretta                      39          Vice President and
                                                     Treasurer

      John K. Lines                      36          Vice President and
                                                     Secretary

      Kelley M. Buechler                 38          Assistant Secretary



      Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Secretary and Ms. Buechler, who had previously held the position, became Assistant Secretary.

      William H. Jarrard has been President of the Corporate General Partner since August 1994 and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

      Ronald Uretta  has been  Insignia's Chief  Financial Officer  and Treasurer since January  1992.  Since  September 1990, Mr.  Uretta has  also served as  the
Chief  Financial Officer and  Controller of Metropolitan  Asset Group.   From May
1988 until September 1990,  Mr. Uretta was a self-employed  financial consultant.
From January 1978 until January 1988, Mr.  Uretta was employed by Veltri Raynor &
Company, independent certified public accountants.

      John K. Lines, Esq. has been Vice President and Secretary  of the Corporate
General  Partner since August 1994,  Insignia's General Counsel  since June 1994, and General  Counsel and  Secretary since July  1994.  From  May 1993  until June
1994, Mr. Lines  was the Assistant  General Counsel and  Vice President of  Ocwen
Financial Corporation, West  Palm Beach, Florida.   From  October 1991 until  May
1993, Mr.  Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio.
From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders &
Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U. S. Shelter.
Ms. Buechler is a graduate of the University of North Carolina.

Item 10.     Executive Compensation

     Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

     No director or officer of the Corporate General Partner owns any Units.

Item 12.     Certain Relationships and Related Transactions

     The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended December 31, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

     During the first  eight quarters  following the  issuance of  the DUCs,  the
Corporate General Partner was obligated to loan to the Partnership up to $810,740
to  cover any  deficiency in  the  quarterly cash  distributions.   The Corporate
General  Partner  loaned the  Partnership  $300,000 under  this  guarantee, which expired August 26, 1988.  A deficiency arose when the DUC holders did not receive annualized  cash distributions  equal to  10% of  the average  of their  Adjusted
Capital Values.  The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the  CitiBank, N.A. prime interest rate.  The  repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders.  This loan may not be repaid until  the Partnership's long term debt is  repaid. The balance at December 31, 1995, including accrued interest is $500,125.

     The  Registrant has  a property  management agreement  with an  affiliate of
Insignia for the  day-to-day management  of the Partnership's  properties.   This
service  includes  the  supervision  of leasing,  rent  collection,  maintenance,
budgeting,  employment  of  personnel and  payment  of  operating  expenses.   An
affiliate of  Insignia receives a property  management fee equal to  5% of rental revenues  for residential properties, and  6% for commercial  properties.  During the fiscal  year  ended  December  31,  1995,  $282,348  was  paid  for  property management fees.

     For a more detailed description of the management fee, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property
Management Services.

     For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note F" of Notes to Financial Statements in this report.

Item 13.     Exhibits, and Reports on Form 8-K

             (a) Exhibits:

                 Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

             (b) Reports on Form 8-K filed in  the fourth quarter of fiscal  year
                 1995:

                 None.


                                    SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                       By:   U.S. Realty I Corporation
                             Corporate General Partner



                       By:   /s/William H. Jarrard, Jr.
                             William H. Jarrard, Jr.
                             President and Director Principal
                             Executive Officer



                       Date: March 21, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/William H. Jarrard, Jr.           President and Director        March 21, 1996
William H. Jarrard, Jr.              Principal Executive Officer


/s/Ronald Uretta                     Treasurer                     March 21, 1996
Ronald Uretta                        Principal Financial Officer
                                     and Principal Accounting Officer



                                  EXHIBIT INDEX


Exhibit

3       See Exhibit 4(a)

4       (a)   Amended   and  Restated  Certificate   and  Agreement   of  Limited
              Partnership (included as Exhibit A to the Prospectus  of Registrant dated August  19, 1986  contained in Amendment  No. 4  Registration
              Statement, No. 33-2996,  of Registrant filed  August 19, 1986  (the
              "Prospectus") and is incorporated herein by reference).

        (b) Subscription Agreement and Signature Page (included as Exhibit B to the Prospectus and is incorporated herein by reference).

        (c)   Instruments governing the Bonds (filed as  Exhibit 10C to Amendment
              No.  4 to Registration Statement, No.  33-2996, of Registrant filed
              August 19, 1986 and incorporated herein by reference).

        (d) First Amendment to U.S. Realty Partners Limited Partnership Amended and Restated Agreement of Limited of Partnership (dated August 15,
              1986) dated October 14, 1993. [Filed as Exhibit 4(c) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.]

10(i)   Contracts related to acquisition of properties:

        (a)   Purchase  Agreement dated  January  31, 1986  between The  Gallery,
              Ltd./LNDC Venture and U.S. Realty Partners Limited Partnership to acquire The Gallery Shopping Plaza, Knoxville, Tennessee (filed as
              Exhibit 10D to Amendment  No. 1 to Registration Statement,  No. 33-
              2996, of the Registrant filed August 19, 1986 incorporated herein by reference).

        (b)   Form of  Purchase Agreement by  which U.S. Realty  Partners Limited
              Partnership  expects   to  acquire  The  Gallery   Shopping  Plaza,
              Huntsville, Alabama (filed  as Exhibit  10E to Amendment  No. 2  to
              Registration Statement, No. 33-2996, of the Registrant filed August
              19, 1986 and incorporated herein by reference).

                                  EXHIBIT INDEX


Exhibit

(ii)       Form of Management Agreement with U.S. Shelter Corporation (filed with
           Amendment No. 4 to Registration Statement No. 33-2996, of Registrant filed August 19, 1986 and is incorporated herein by reference).

(iii) (a)  Form of Master Lease and Management and Leasing  Sub-Agreement related to  Purchase Agreement (see  10(b) between  Cazana/Huntsville Shopping
           Center,  Ltd. and  U.S. Shelter  Corporation) to  acquire  The Gallery
           Shopping Plaza, Huntsville, Alabama (filed as Exhibit 10E to Amendment
           No.  4 to Registration Statement, No. 33-2996, of the Registrant filed
           August 19, 1986 and incorporated herein by reference).

     (b)   Amended and Restated Surety Note,  Bond Notes and Suretyship Agreement
           by  and   between  U.S.   Realty  Partners  Limited   Partnership  and
           Continental Casualty Company, dated October 15, 1993. *

     (c)   First Amended and  Restated Mortgage, Assignment of Rents and Security
           Agreement  dated  as of  October 15,  1993  from U.S.  Realty Partners
           Limited Partnership, a  Delaware limited  partnership, to  Continental
           Casualty Company,  an Illinois insurance company,  securing Twin Lakes
           Apartments, Palm Harbor, Florida. *

     (d)   State of Florida Uniform Commercial Code  - Statement of Change - Form
           UCC  - 3 Rev.  11-88 by U.S.  Realty Partners  Limited Partnership and
           Continental Casualty Company. *

     (e)   First Amended and Restated Mortgage,  Assignment of Rents and Security
           Agreement  dated  as of  October 15,  1993  from U.S.  Realty Partners
           Limited Partnership,  a Delaware  limited partnership,  to Continental
           Casualty Company, an  Illinois insurance company,  securing Governor's
           Park (formerly St. Croix) Apartments, Little Rock, Arkansas. *

     (f)   Uniform  Commercial Code  -  Standard Form  Pulaski County,  Arkansas,
           Statements of  Continuation, Partial Release, Assignment,  etc. - Form
           UCC-3  by U.S.  Realty  Partners Limited  Partnership and  Continental
           Casualty Company. *


                                  EXHIBIT INDEX

Exhibit
     (g)   First Amended and Restated Mortgage, Assignment of Rents  and Security
           Agreement  dated  as of  October 15,  1993  from U.S.  Realty Partners
           Limited  Partnership, a  Delaware limited partnership,  to Continental
           Casualty  Company,  an Illinois  insurance  company,  securing Gallery
           Shopping Plaza, Huntsville, Alabama.*

     (h)   State   of  Alabama   -   Uniform  Commercial   Code,  Statements   of
           Continuation, Partial Release  Assignments, etc. - Form  UCC-3 by U.S.
           Realty Partners Limited Partnership  and Continental Casualty Company.
           *

     (i)   First Amended and  Restated Mortgage, Assignment of Rents and Security
           Agreement  dated  as of  October 15,  1993  from U.S.  Realty Partners
           Limited Partnership,  a Delaware  limited partnership,  to Continental
           Casualty  Company, an  Illinois  insurance company,  securing  Gallery
           Shopping Plaza, Knoxville, Tennessee.*

     (j)   State of Tennessee Uniform  Commercial Code Statements of Continuation
           Partial Release, Assignment, etc. - Form UCC-3 by U.S. Realty Partners
           Limited Partnership and Continental Casualty Company. *

     (k)   First  Amended  and Restated  Assignment  of  Rents and  Leases  dated
           October 15,  1993  from U.S.  Realty Partners  Limited Partnership  to
           Continental  Casualty  Company,   securing  Gallery  Shopping   Plaza,
           Huntsville, Alabama and Gallery Shopping  Plaza, Knoxville, Tennessee.
           *

     (l)   Depositary Agreement dated as  of October 15, 1993, among  U.S. Realty
           Partners  Limited  Partnership, First  Union  National  Bank of  South
           Carolina and Continental Casualty Company. *

     (m)   Financial Statement - Form  UCC-1, State of South Carolina,  Office of
           Secretary of State Jim Miles by US Realty Partners Limited Partnership and Continental Casualty Company. *

     (n)   Incumbency Certificate by  U.S. Realty I  Corporation and U.S.  Realty
           Partners Limited Partnership. *

        * Filed as Exhibits 10iii (a) through (m) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

99      Prospectus of Registrant dated August 19, 1986 (included in  Registration
        Statement,  No.  33-2996,  of   Registrant  and  incorporated  herein  by
        reference).
