Form 10QSB
period 1996-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1996-05-08
CIK 788955

FORM 10-QSB--Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

                                  BALANCE SHEET

                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
    Restricted cash                                                $   334
    Accounts receivable                                                318
    Escrow for taxes                                                   259
    Restricted escrows                                                 215
    Other assets                                                       187
    Investment properties:
       Land                                          $ 6,534
       Buildings and related personal property        26,479
                                                      33,013
       Less accumulated depreciation                  (9,043)       23,970

                                                                   $25,283

 Liabilities and Partners' Capital (Deficit)

 Liabilities
    Accounts payable                                               $    51
    Tenant security deposits                                           138
    Accrued taxes                                                      174
    Other liabilities                                                  408
    Due to corporate general partner                                   506
    Mortgage notes payable                                          21,897

 Partners' Capital (Deficit)
    General partners                                 $  (441)
    Depositary unit certificate holders
       (2,444,000 units authorized;
       1,222,000 units issued and outstanding)         2,550         2,109

                                                                   $25,283

                 See Accompanying Notes to Financial Statements

b)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
 Revenues:
     Rental income                                      $1,285          $1,190
     Other income                                           39              42
       Total revenues                                    1,324           1,232

 Expenses:
     Operating                                             233             203
     General and administrative                             46              67
     Property management fees                               75              72
     Maintenance                                            65              60
     Depreciation                                          208             207
     Amortization                                           14              15
     Interest                                              583             589
     Property taxes                                        113             106
       Total expenses                                    1,337           1,319

     Net loss                                           $  (13)         $  (87)

 Net loss allocated to general partners (1%)            $   --          $   (1)
 Net loss allocated to depositary unit
     certificate holders (99%)                             (13)            (86)

                                                        $  (13)         $  (87)

 Net loss per Depositary Unit Certificate               $ (.01)         $ (.07)

                 See Accompanying Notes to Financial Statements

c)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                               Depositary
                                   Depositary                     Unit
                                      Unit        General     Certificate
                                  Certificates   Partners       Partners        Total
 Original capital contributions   1,222,000       $     2       $ 30,550       $ 30,552

 Partners' capital (deficit) at
    December 31, 1995             1,222,000       $  (441)      $  2,563       $  2,122

 Net loss for the three months
    ended March 31, 1996                 --            --            (13)           (13)

 Partners' capital (deficit) at
    March 31, 1996                1,222,000       $  (441)      $  2,550       $  2,109

                 See Accompanying Notes to Financial Statements

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
d)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP


                                                          Three Months Ended
                                                              March 31,
                                                          1996           1995
 Cash flows from operating activities:
    Net loss                                              $  (13)       $  (87)
    Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation                                          208           207
       Amortization of leasing commissions, computer
        software costs and organizational costs               15            14
       Bad debt expense                                       17            34
       Change in accounts:
        Restricted cash                                       22           135
        Accounts receivable                                  (17)          (57)
        Escrows for taxes                                   (122)          (54)
        Other assets                                          --            (5)
        Accounts payable                                     (36)          (38)
        Tenant security deposit liabilities                   --             3
        Accrued taxes                                        113            39
        Other liabilities                                     17            10

          Net cash provided by operating activities          204           201

 Cash flows from investing activities:
    Property improvements and replacements                   (37)          (38)
    Deposits to restricted escrows                            (3)          (14)
    Receipts from restricted escrows                          --            27

          Net cash used in investing activities              (40)          (25)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (164)         (176)

          Net cash used in financing activities             (164)         (176)

 Net increase in cash                                         --            --

 Cash at beginning of period                                  --            --

 Cash at end of period                                    $   --        $   --

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $  562        $  569

                 See Accompanying Notes to Financial Statements

e)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Reconciliation of Cash Flows

   The Partnership considers all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructure in October of 1993.


Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   Transactions between the partnership and affiliates of Insignia Financial Group, Inc. for the quarters ended March 31, 1996 and 1995 were as follows:


                                                    Three Months Ended
                                                          March 31,
                                                   1996               1995
                                                        (in thousands)

 Property management fees                          $ 75              $ 72
 Reimbursement for services of affiliates            30                19
 Interest expense                                     6                 6
 Due to Corporate General Partner                   506               482

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

Note D - Contingency

   On March 29, 1994, Insignia Financial Group, Inc., an affiliate of the Corporate General Partner, was served with a complaint filed in the United States District Court, Eastern District of Kentucky and styled Kenneth Ogle, et. al., v. U.S. Shelter Corporation, et. al. The Corporate General Partner was a named defendant in such suit and was served with such complaint. Such complaint alleged, inter alia, that the Corporate General Partner engaged in a conspiracy to defraud limited partners in the Partnership, made certain material misstatements and omissions in the prospectus relating to the sale of limited partnership interests in the Partnership, and breached its fiduciary duties to the limited partners of the Partnership, and sought the certification of such suit as a class action. The case was dismissed with prejudice by the United States District Court for the Eastern District of Kentucky on April 25, 1996.

   The Corporate General Partner is currently evaluating the possibility of any allowed indemnification for its costs associated with this case.

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

    The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Twin Lakes Apartments
     Palm Harbor, Florida                          96%          93%

 Governor's Park Apartments
     Little Rock, Arkansas                         93%          97%

 The Gallery - Huntsville
     Huntsville, Alabama                           94%          93%

 The Gallery - Knoxville
     Knoxville, Tennessee                          98%          97%


    The Corporate General Partner attributes the increase in occupancy at Twin Lakes to a decrease in the number of home purchases by existing tenants and an increase in renewals at the property. The Corporate General Partner attributes the decrease in occupancy at Governor's Park to residents taking advantage of the lower interest rates to purchase homes. Additionally, Pulaski County is experiencing a decline in population growth as people are moving to surrounding counties because of cheaper housing and better school districts.

    The Partnership reported a net loss of $13,000 for the three months ended March 31, 1996, versus a net loss of $87,000 for the corresponding period ended March 31, 1995. The decrease in net loss is primarily attributable to increased rental income as Twin Lakes had a rent increase effective in February 1996 and Governor's Park had a rent increase effective in December 1995. Also, the Partnership received increased percentage rental income, which is rental income based on an agreed percentage of sales, from certain commercial tenants during the first quarter of 1996. General and administrative costs decreased due to a decrease in professional fees as the Partnership paid the final invoice related to the debt restructuring in the first quarter of 1995.

    Offsetting the items noted above was a decrease in other income and an increase in operating expenses. The decrease in other income was due to a decrease in cancellation and cleaning fees at Twin Lakes. Operating expenses increased primarily as a result of increased utility expenses at Twin Lakes and Governor's Park. Leasing commissions increased at Twin Lakes due to increased leasing activity which resulted in an increase in occupancy.

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

    Based on the terms of the debt structure, all cash is considered restricted. Cash flows provided by operating activities increased as a result of the decrease in net loss for the three months ended March 31, 1996, as compared to the same period in 1995 as discussed above. Net cash used in investing activities increased as a result of a decrease in receipts from restricted escrows. Net cash used in financing activities decreased due to the decrease in principal payments in 1996.

    The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $21,897,000, requires a balloon payment on August 1, 2001, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.


                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    On March 29, 1994, Insignia Financial Group, Inc., an affiliate of the Corporate General Partner, was served with a complaint filed in the United States District Court, Eastern District of Kentucky and styled Kenneth Ogle, et. al., v. U.S. Shelter Corporation, et. al. The Corporate General Partner was a named defendant in such suit and was served with such complaint. Such complaint alleged, inter alia, that the Corporate General Partner engaged in a conspiracy to defraud limited partners in the Partnership, made certain material misstatements and omissions in the prospectus relating to the sale of limited partnership interests in the Partnership, and breached its fiduciary duties to the limited partners of the Partnership, and sought the certification of such suit as a class action. The case was dismissed with prejudice by the United States District Court for the Eastern District of Kentucky on April 25, 1996.

    The Corporate General Partner is currently evaluating the possibility of any allowed indemnification for its costs associated with this case.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)    Reports on Form 8-K:
               None filed during the quarter ended March 31, 1996.


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



                                   Date:  May 8, 1996