Form 10QSB
period 1996-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1996-08-09
CIK 788955

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

                  For the quarterly period ended June 30, 1996

                                       or

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

                                  BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
    Restricted cash                                                $   340
    Accounts receivable                                                387
    Escrow for taxes                                                   383
    Restricted escrows                                                 213
    Other assets                                                       172
    Investment properties:
       Land                                          $ 6,534
       Buildings and related personal property        26,538
                                                      33,072
       Less accumulated depreciation                  (9,252)       23,820

                                                                   $25,315

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                               $    51
    Tenant security deposits                                           128
    Accrued taxes                                                      284
    Other liabilities                                                  471
    Due to corporate general partner                                   512
    Mortgage notes payable                                          21,786

 Partners' Capital (Deficit)
    General partners                                 $  (441)
    Depositary unit certificate holders
       (2,444,000 units authorized;
       1,222,000 units issued and outstanding)         2,524         2,083

                                                                   $25,315

                 See Accompanying Notes to Financial Statements

b)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                       Three Months Ended            Six Months Ended
                                             June 30,                   June 30,
                                         1996         1995           1996        1995
 Revenues:
    Rental income                       $ 1,315      $ 1,223      $ 2,600       $ 2,413
    Other income                             34           45           73            87
       Total revenues                     1,349        1,268        2,673         2,500

 Expenses:
    Operating                               337          321          659           611
    General and administrative               57           57          103           124
    Maintenance                              89           75          154           135
    Depreciation                            210          208          418           415
    Interest                                572          585        1,155         1,174
    Property taxes                          110          103          223           209
       Total expenses                     1,375        1,349        2,712         2,668

    Net loss                            $   (26)     $   (81)     $   (39)      $  (168)

 Net loss allocated
    to general partners (1%)            $    --      $    (1)     $    --       $    (2)
 Net loss allocated to depositary
    unit certificate holders (99%)          (26)         (80)         (39)         (166)
                                        $   (26)     $   (81)     $   (39)      $  (168)
 Net loss per Depositary
    Unit Certificate                    $  (.02)     $  (.07)     $  (.03)      $  (.14)

                 See Accompanying Notes to Financial Statements


c)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                                               Depositary
                                   Depositary                     Unit
                                      Unit        General     Certificate
                                  Certificates   Partners        Holders        Total
 Original capital contributions    1,222,000      $     2       $ 30,550       $ 30,552

 Partners' capital (deficit) at
    December 31, 1995              1,222,000      $  (441)      $  2,563       $  2,122

 Net loss for the six months
    ended June 30, 1996                   --           --            (39)           (39)

 Partners' capital (deficit) at
    June 30, 1996                  1,222,000      $  (441)      $  2,524       $  2,083

                 See Accompanying Notes to Financial Statements



d)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                            1996           1995
 Cash flows from operating activities:
    Net loss                                                $  (39)       $ (168)
    Adjustments to reconcile net loss to cash
     provided by operating activities:
      Depreciation                                             418           415
      Amortization                                              29            29
      Bad debt expense                                          10            47
      Change in accounts:
        Restricted cash                                         17           120
        Accounts receivable                                    (79)          (30)
        Escrows for taxes                                     (245)         (177)
        Other assets                                            --            (5)
        Accounts payable                                       (36)          (22)
        Tenant security deposit liabilities                    (10)           10
        Accrued taxes                                          223           141
        Other liabilities                                       84           (14)

            Net cash provided by operating activities          372           346

 Cash flows from investing activities:
    Property improvements and replacements                     (96)          (68)
    Deposits to restricted escrows                             (20)          (15)
    Receipts from restricted escrows                            19            27

            Net cash used in investing activities              (97)          (56)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (275)         (290)

            Net cash used in financing activities             (275)         (290)

 Net change in cash                                             --            --

 Cash at beginning of period                                    --            --
 Cash at end of period                                      $   --        $   --

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $1,115        $1,134

                 See Accompanying Notes to Financial Statements


e)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

Transactions between the partnership and affiliates of Insignia Financial Group, Inc. for the six months ended June 30, 1996 and 1995 were as follows:

                                                     Six Months Ended
                                                         June 30,
                                                  1996               1995
                                                       (in thousands)

 Property management fees                          $146              $140
 Reimbursement for services of affiliates            50                37
 Due to Corporate General Partner--
    includes principal and accrued interest         512               488


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

Note D - Contingency

On March 29, 1994, Insignia Financial Group, Inc., an affiliate of the Corporate General Partner, was served with a complaint filed in the United States District Court, Eastern District of Kentucky and styled Kenneth Ogle, et. al., v. U.S. Shelter Corporation, et. al. The Corporate General Partner was a named defendant in such suit and was served with such complaint. Such complaint alleged, inter alia, that the Corporate General Partner engaged in a conspiracy to defraud limited partners in the Partnership, made certain material misstatements and omissions in the prospectus relating to the sale of limited partnership interests in the Partnership, and breached its fiduciary duties to a putative class of limited partners of the Partnership. The plaintiffs sought the certification by the court that the case may proceed as a class action. The case was dismissed with prejudice by the United States District Court for the Eastern District of Kentucky on April 25, 1996. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. The Partnership anticipates that a decision on the appeal will be rendered.

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

The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996        1995

 Twin Lakes Apartments
     Palm Harbor, Florida                          95%         92%

 Governor's Park Apartments
     Little Rock, Arkansas                         92%         96%

 The Gallery - Huntsville
     Huntsville, Alabama                           94%         94%

 The Gallery - Knoxville
     Knoxville, Tennessee                          98%         96%


The Corporate General Partner attributes the increase in occupancy at Twin Lakes to a decrease in the number of home purchases by existing tenants and an increase in renewals at the property. The Corporate General Partner attributes the decrease in occupancy at Governor's Park to residents purchasing homes. Additionally, Pulaski County is experiencing a decline in population growth as people are moving to surrounding counties because of cheaper housing and better school districts.

The Partnership's net loss for the six months ended June 30, 1996, was $39,000, with the second quarter recording a net loss of $26,000. The Partnership reported net losses of $168,000 and $81,000 for the corresponding periods in 1995. The decrease in net loss is primarily due to a decrease in general and administrative expense and an increase in rental revenue. General and administrative expense decreased due to a decrease in professional fees as the Partnership paid the final invoice related to the debt restructuring in the first quarter of 1995. Rental income increased as a result of rent increases at the residential properties. Also, the percentage rental income, which is rental income based on an agreed percentage of sales, from certain commercial tenants increased during the six months ended June 30, 1996.

Offsetting the decrease in net loss was a decrease in other income and an increase in maintenance expense. Other income decreased due to a reduction in cleaning and damage fees, lease cancellation fees, and application fees at Twin Lakes as turnover is down in comparison to the prior year. Maintenance expense increased due to an increase in repair work which is necessary to maintain the appearance of the properties. Parking lot repairs, interior painting, landscaping, and building improvements increased during 1996 as compared to 1995.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Based on the terms of the debt structure, all cash is considered restricted. Cash flows provided by operating activities increased as a result of the decrease in net loss for the six months ended June 30, 1996, as compared to the same period in 1995. Net cash used in investing activities increased as a result of an increase in property improvements and replacements. Canopies at the Gallery Huntsville are being replaced as the existing canopies have deteriorated due to age. Net cash used in financing activities decreased due to a decrease in principal payments in 1996 as the debt payments are calculated as a factor of the Partnership's cash flow which was reduced due to increased capital improvements.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $21,786,000 requires a balloon payment on August 1, 2001, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.


                        PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On March 29, 1994, Insignia Financial Group, Inc., an affiliate of the Corporate General Partner, was served with a complaint filed in the United States District Court, Eastern District of Kentucky and styled Kenneth Ogle, et. al., v. U.S. Shelter Corporation, et. al. The Corporate General Partner was a named defendant in such suit and was served with such complaint. Such complaint alleged, inter alia, that the Corporate General Partner engaged in a conspiracy to defraud limited partners in the Partnership, made certain material misstatements and omissions in the prospectus relating to the sale of limited partnership interests in the Partnership, and breached its fiduciary duties to a putative class of limited partners of the Partnership. The plaintiffs sought the certification by the court that the case may proceed as a class action. The case was dismissed with prejudice by the United States District Court for the Eastern District of Kentucky on April 25, 1996. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. The Partnership anticipates that a decision on the appeal will be rendered.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)    Reports on Form 8-K:

               None filed during the quarter ended June 30, 1996.


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



                                   Date:  August 9, 1996