Form 10QSB
period 1996-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1996-11-12
CIK 788955

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

               For the quarterly period ended September 30, 1996

                                       or

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


ITEM 1.FINANCIAL STATEMENTS

a)                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1996

Assets
  Restricted cash                                              $   312
  Accounts receivable                                               58
  Escrow for taxes                                                 508
  Restricted escrows                                               213
  Other assets                                                     435
  Investment properties:
     Land                                        $  6,534
     Buildings and related personal property       26,602
                                                   33,136
     Less accumulated depreciation                ( 9,464)      23,672

                                                               $25,198

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                             $   112
  Tenant security deposits                                         125
  Accrued taxes                                                    393
  Other liabilities                                                434
  Due to corporate general partner                                 518
  Mortgage notes payable                                        21,659

Partners' Capital (Deficit)
  General partners                               $   (443)
  Depositary unit certificate holders
     (2,444,000 units authorized;
     1,222,000 units issued and outstanding)        2,400        1,957

                                                               $25,198

                 See Accompanying Notes to Financial Statements


b)                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)

                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                        1996         1995        1996          1995
Revenues:
  Rental income                        $ 1,284      $ 1,281    $ 3,884        $ 3,695
  Other income                              41           39        114            125
     Total revenues                      1,325        1,320      3,998          3,820

Expenses:
  Operating                               350           313      1,011            925
  General and administrative               40            44        143            168
  Maintenance                             165            73        318            207
  Depreciation                            211           210        629            625
  Interest                                576           588      1,731          1,762
  Property taxes                          109           111        331            319
     Total expenses                     1,451         1,339      4,163          4,006

  Net loss                            $  (126)      $   (19)   $  (165)       $  (186)

Net loss allocated
  to general partners (1%)            $    (1)      $    --    $    (2)       $    (2)
Net loss allocated to depositary
  unit certificate holders (99%)         (125)          (19)      (163)          (184)
                                      $  (126)      $   (19)   $  (165)       $  (186)

Net loss per Depositary
  Unit Certificate                    $  (.10)      $  (.01)   $  (.13)       $  (.15)

                 See Accompanying Notes to Financial Statements

c)                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                                             Depositary
                                  Depositary                    Unit
                                     Unit       General      Certificate
                                 Certificates   Partners       Holders     Total
Original capital contributions     1,222,000    $     2      $ 30,550    $ 30,552

Partners' capital (deficit) at
  December 31, 1995                1,222,000    $  (441)     $  2,563    $  2,122

Net loss for the nine months
  ended September 30, 1996                           (2)         (163)       (165)

Partners' capital (deficit) at
  September 30, 1996               1,222,000    $  (443)     $  2,400    $  1,957

                 See Accompanying Notes to Financial Statements

d)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                         1996          1995
Cash flows from operating activities:
  Net loss                                             $ (165)       $  (186)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Depreciation                                          629            625
    Amortization                                           43             43
    Bad debt expense                                      (34)            62
    Change in accounts:
      Restricted cash                                      44            108
      Accounts receivable                                  (7)           (45)
      Escrows for taxes                                  (370)          (300)
      Other assets                                         24             (8)
      Accounts payable                                     25            (13)
      Tenant security deposit liabilities                 (13)            15
      Accrued taxes                                       331            252
      Other liabilities                                    54             26

         Net cash provided by operating activities        561            579

Cash flows from investing activities:
  Property improvements and replacements                 (159)           (99)
  Deposits to restricted escrows                          (22)           (17)
  Receipts from restricted escrows                         21             27

         Net cash used in investing activities           (160)           (89)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (401)          (490)

         Net cash used in financing activities           (401)          (490)

Net change in cash                                         --             --

Cash at beginning of period                                --             --
Cash at end of period                                  $   --        $    --

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $1,676        $ 1,695


                 See Accompanying Notes to Financial Statements


e)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U.S. Realty I Corporation ("the Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - RECONCILIATION OF CASH FLOWS

The Partnership considers all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructure in October of 1993.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc. during each of the nine months ended September 30, 1996 and 1995, are included in operating expenses on the Consolidated Statement of Operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                      Nine Months Ended
                                                         September 30,
                                                       1996        1995
                                                        (in thousands)

Property management fees                         $221               $210
Reimbursement for services of affiliates           68                 57
Due to Corporate General Partner--
  includes principal and accrued interest         518                494

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES - CONTINUED

Included in "reimbursements of services of affiliates" for 1996 are approximately $3,000 in reimbursements for construction oversight costs.

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

Plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. During the appeal process, the Partnership was notified that the parties had reached an agreement to withdraw the appeal. No payment by the Partnership has been or will be made as part of the discontinuation of the appeal.

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

The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Twin Lakes Apartments
  Palm Harbor, Florida                             95%         94%

Governor's Park Apartments
  Little Rock, Arkansas                            92%         96%

The Gallery - Huntsville
  Huntsville, Alabama                              94%         94%

The Gallery - Knoxville
  Knoxville, Tennessee                             96%         94%


The Corporate General Partner attributes the decrease in occupancy at Governor's Park to residents purchasing homes. Additionally, Pulaski County is experiencing a decline in population growth as people are moving to surrounding counties because of cheaper housing and better school districts.

The Partnership's net loss for the nine months ended September 30, 1996, was approximately $165,000, with the three months ended September 30, 1996, recording a net loss of approximately $126,000. The Partnership reported net losses of approximately $186,000 and $19,000 for the corresponding periods in 1995. The decrease in net loss for the nine month period is primarily due to a decrease in general and administrative expense and an increase in rental revenue. General and administrative expense decreased due to a decrease in professional fees, as the Partnership paid the final invoice related to the debt restructuring in the first quarter of 1995. Rental income increased as a result of rent increases and higher occupancy at Twin Lakes. Rental income also increased at Gallery Knoxville due to an increase in occupancy. Furthermore, the percentage rental income, which is rental income based on an agreed percentage of sales, from certain commercial tenants increased during the nine months ended September 30, 1996, at both Gallery Huntsville and Gallery Knoxville due to the increase in such sales.

Increases in maintenance expense and operating expense were largely responsible for the increase in net loss for the three months ended September 30, 1996, compared to the corresponding period of 1995. The increase in maintenance expense was due to the completion of an exterior painting contract at Governor's Park and the installation and repair of gutters at Twin Lakes. Operating expense increased due to an increase in management fees due to the increase in revenues as well as an increase in concessions incurred at Twin Lakes in response to new competition.

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

Based on the terms of the debt structure, all cash is considered restricted. Cash flows provided by operating activities remained relatively stable for the nine months ended September 30, 1996, as compared to the same period in 1995. Net cash used in investing activities increased as a result of an increase in property improvements and replacements. Canopies at the Gallery Huntsville are being replaced, as the existing canopies have deteriorated due to age. Net cash used in financing activities decreased due to a decrease in principal payments in 1996 as the debt payments are calculated as a factor of the Partnership's cash flow which was reduced due to increased capital improvements.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $21,659,000 requires a balloon payment on August 1, 2001, at which time the properties are expected to be refinanced or sold.
The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.


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

Plaintiffs appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. During the appeal process, the Partnership was notified that the parties had reached an agreement to discontinue the appeal. No payment by the Partnership has been or will be made as part of the discontinuation of the appeal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended September 30, 1996.



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

                             Date:  November 12, 1996