Form 10KSB
period 1996-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1997-03-27
CIK 788955

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                       or

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

State issuer's revenues for its most recent fiscal year.  $5,266,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.
                      DOCUMENTS INCORPORATED BY REFERENCE

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

The DUCs were registered under the Securities Act of 1933 via Registration Statement No. 33-2996 (the "Registration Statement").

On April 1, 1993, the Partnership filed for protection under Chapter 11 of the Federal Bankruptcy Code. The filing was made due to the Partnership's inability to repay its secured debt due to an insurance company (see "Note C" of financial statements). On April 23, 1993, the Partnership filed a Reorganization Plan ("the Plan") with the United States Bankruptcy Court for the District of South Carolina. The significant provision of the Plan was the refinancing of the secured debt. On July 23, 1993, the Court entered an order confirming the Partnership's Plan. On January 27, 1994, the Court closed the case.

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


Item 2.Description of Properties

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

The Gallery - Huntsville   08/29/86   Fee ownership subject to  Retail
 Huntsville, Alabama                  first mortgage            101,258 s.f.

The Gallery - Knoxville    09/04/86   Fee ownership subject to  Retail
 Knoxville, Tennessee                 first mortgage            100,403 s.f.

Governor's Park Apartments 08/29/86   Fee ownership subject to  Apartment
 Little Rock, Arkansas                first mortgage            154 units

Twin Lakes Apartments      08/28/86   Fee ownership subject to  Apartment
 Palm Harbor, Florida                 first mortgage            262 units


Schedule of Properties:
    (in thousands)


                   Gross
                  Carrying  Accumulated                  Federal
Property           Value    Depreciation  Rate  Method  Tax Basis

The Gallery -
  Huntsville      $ 7,379    $1,972       5-35    S/L    $ 8,260

The Gallery -
  Knoxville         9,021     2,354       5-35    S/L      8,114

Governor's Park     5,981     2,262       5-35    S/L      2,352

Twin Lakes         10,779     3,088       5-35    S/L      5,391

                  $33,160    $9,676                      $24,117



See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:
    (in thousands)


                   Principal                                       Principal
                  Balance At     Stated                             Balance
                 December 31,   Interest     Period    Maturity     Due At
                     1996         Rate     Amortized     Date      Maturity

U.S. Realty
Partnership         $21,607       10.00%    95 months   08/01/01       (1)


(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.



Schedule of Rental Rates and Occupancy:


Average annual rental rate and occupancy for 1996 and 1995 for each property:


                                      Average Annual           Average Annual
                                       Rental Rates              Occupancy
Property                           1996             1995       1996     1995

The Gallery - Huntsville    $  8.99/s.f.      $ 9.18/s.f.       93%       94%
The Gallery - Knoxville       11.82/s.f.       11.60/s.f.       96%       95%
Governor's Park               6,534/unit       6,371/unit       93%       95%
Twin Lakes                    7,032/unit       6,873/unit       95%       94%

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:


                          Nature of  Square Footage  Annual Rent       Lease
                          Business       Leased     Per Square Foot  Expiration

The Gallery - Huntsville  Book Store     12,000        $ 7.50       11/14/01
                          Shoe Store     13,800         11.25       09/14/04

The Gallery - Knoxville   Book Store     13,330          8.73       09/06/01



As noted under "Item 1. Description of Business," the Partnership is in the business of acquiring, operating and holding real properties for investment. The Partnership holds two residential properties and two commercial properties. These properties are fully leveraged and the Partnership is currently paying principal and interest payments to reduce its liability.

The following is a schedule of the lease expirations for the years 1997-2006 (dollars in thousands):


                      Number of                                % of Gross
The Gallery          Expirations   Square Feet  Annual Rent   Annual Rent
 Knoxville
1997                      1           2,514        $ 28           2.34%
1998                      6          16,150         194          16.40%
1999                      3          14,344         141          11.97%
2000                      1           3,600          41           3.51%
2001                      6          29,428         342          28.96%
2002                      2           7,290         112           9.52%
2003                      0               0           0              0%
2004                      2          10,917         187          15.86%
2005                      0               0           0              0%
2006                      0               0           0              0%

The Gallery
 Huntsville
1997                      2          15,400        $168          19.65%
1998                      4           5,400          58           6.74%
1999                      7          26,103         228          26.57%
2000                      1           3,755          26           2.98%
2001                      4          28,800         279          32.60%
2002                      0               0           0              0%
2003                      0               0           0              0%
2004                      1           1,600          17           2.02%
2005                      0               0           0              0%
2006                      1           1,600          32           3.76%

The principal businesses located at these properties are retail sales outlets.

Real estate taxes and rates in 1996 for each property were (dollars in thousands):

                                                   1996            1996
                                                  Billing          Rate

The Gallery - Huntsville                           $ 57           5.80%
The Gallery - Knoxville                             138           5.97%
Governor's Park                                      59           6.68%
Twin Lakes                                          171           2.08%

Item 3.      Legal Proceedings

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                      PART II


Item 5. Market for Partnership Equity and Related Partnership Matters

The Depositary Unit Certificates were initially listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "USRLZ". As of December 31, 1996, the number of DUC holders of record was 2,033. Transfer of DUCs is subject to certain suitability and other requirements. Due to the security being delisted during 1990, no public trading market has developed and it is not anticipated that such a market will develop in the future. No distributions were made in 1996 or 1995. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss as reported in the financial statements for the year ended December 31, 1996, was approximately $258,000 compared to approximately $279,000 for the corresponding period in 1995. (See "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses.) The decrease in net loss was primarily due to a decrease in general and administrative expenses and an increase in rental revenue. General and administrative expenses decreased due to a decrease in professional fees in 1996. Rental income increased as a result of rent increases at Twin Lakes, as well as higher occupancy at both Twin Lakes and The Gallery Knoxville. Furthermore, the percentage of rental income, which is rental income based upon an agreed percentage of sales from certain commercial tenants, increased during the year ended December 31, 1996, at both The Gallery Huntsville and The Gallery Knoxville due to the increase in such sales. Offsetting the decrease in net loss were increases in maintenance expenses and operating expenses during the year ended December 31, 1996, compared to the corresponding period in 1995. The increase in maintenance expenses was due to the completion of an exterior painting contract at Governor's Park and the installation and repair of gutters at Twin Lakes. Operating expenses increased due to an increase in utilities resulting from increased water and sewer rates at Twin Lakes. Also contributing to the increase in operating expenses was an increase in concessions incurred at Twin Lakes in response to new competition.

Included in maintenance expenses for the year ended December 31, 1996, is approximately $144,000 of major repairs and maintenance comprised primarily of exterior building expenses, painting and landscaping expenses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining high overall occupancy levels. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

Based upon the terms of the debt structure, all cash is considered restricted. Net cash provided by operating activities decreased primarily as a result of a decrease in net cash provided by restricted cash as well as an increase in escrows for taxes. Net cash used in investing activities increased primarily due to an increase in deposits to restricted escrows, as well as an increase in property improvements and replacements. Net cash used in financing activities decreased due to a decrease in principal payments in 1996, as debt payments are a factor of the Partnership's cash flow which was lower due to the items discussed above.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $21,607,000 requires a balloon payment on August 1, 2001, at which time the properties will be refinanced or sold. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.
The Corporate General Partner is currently in the process of negotiating a possible refinancing of the mortgage indebtedness which, if successful, would reduce both the interest rate and restrictions on future distributions.

As noted in "Item 3. Legal Proceedings," on March 29, 1994, Insignia Financial Group, Inc., an affiliate of the Corporate General Partner, was served with a complaint filed in the United States District Court, Eastern District of Kentucky and styled Kenneth Ogle, et. al., v. U. S. Shelter Corporation, et. al. The Corporate General Partner was a named defendant in such suit and was served with such complaint. Such complaint alleged, inter alia, that the Corporate General Partner engaged in a conspiracy to defraud limited partners in the Partnership, made certain material misstatements and omissions in the prospectus relating to the sale of limited partnership interests in the Partnership, and breached its fiduciary duties to a putative class of limited partners of the Partnership. The plaintiffs sought the certification by the court that the case may proceed as a class action. The case was dismissed with prejudice by the United States District Court for the Eastern District of Kentucky on April 25, 1996.

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


Item 7.  Financial Statements


U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

          Report of Independent Auditors

          Balance Sheet - December 31, 1996

          Statements of Operations - years ended December 31, 1996 and 1995

          Statements of Changes in Partners' Capital (Deficit) - years ended
            December 31, 1996 and 1995

          Statements of Cash Flows - years ended December 31, 1996 and 1995

          Notes to Financial Statements


                 Report of Ernst & Young LLP, Independent Auditors



The Partners
U. S. Realty Partners Limited Partnership:


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                        /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1997

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996



Assets
 Restricted cash                                                $   207
 Accounts receivable (Note B)                                        47
 Escrows for taxes                                                  256
 Restricted escrows                                                 210
 Other assets                                                       437
 Investment properties (Notes C & F):
  Land                                          $  6,534
  Buildings and related personal property         26,626
                                                  33,160
  Less accumulated depreciation                   (9,676)        23,484

                                                                $24,641

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                               $    55
 Tenant security deposits                                           121
 Accrued taxes                                                       62
 Other liabilities                                                  408
 Due to Corporate General Partner                                   524
 Mortgage note payable (Note C)                                  21,607

Partners' Capital (Deficit)
 General partners                               $  (444)
 Depository unit certificate holders
  (2,440,000 units authorized, 1,222,000
  units issued and outstanding)                   2,308           1,864

                                                                $24,641


                 See Accompanying Notes to Financial Statements


                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                 Years Ended December 31,
                                                    1996         1995
Revenues:
 Rental income                                    $5,116       $4,619
 Other income                                        150          561
   Total revenues                                  5,266        5,180

Expenses:
 Operating                                         1,349        1,255
 General and administrative                          186          267
 Maintenance                                         411          343
 Depreciation                                        842          839
 Interest                                          2,304        2,337
 Property taxes                                      432          417
   Total expenses                                  5,524        5,459

  Net loss (Note D)                               $ (258)      $ (279)

Net loss allocated to general partner (1%)        $   (3)      $   (3)
Net loss allocated to depository unit
 certificate holders (99%)                          (255)        (276)
                                                  $ (258)      $ (279)

Net loss per depository unit certificate          $ (.21)      $ (.23)


                   See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (in thousands)

                                                             Depository
                                  Limited                       Unit
                                Partnership     General      Certificate
                                   Units       Partners        Holders        Total
Original capital contributions    1,222,000      $   2         $30,550       $50,002

Partners' capital (deficit)
  at December 31, 1994            1,222,000      $(438)        $ 2,839       $ 2,401

Net loss for the year
ended December 31, 1995                             (3)           (276)         (279)

Partners' capital (deficit)
  at December 31, 1995            1,222,000       (441)          2,563         2,122

Net loss for the year
  ended December 31, 1996                           (3)           (255)         (258)

Partners' capital (deficit)
  at December 31, 1996            1,222,000      $(444)        $ 2,308       $ 1,864

                 See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                            1996          1995
Cash flows from operating activities:
  Net loss                                                $ (258)       $ (279)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation                                             842           839
    Amortization                                              58            57
    Bad debt expense                                          71            88
    Change in accounts:
      Restricted cash                                        150           253
      Accounts receivable                                   (101)          (76)
      Escrows for taxes                                     (118)           41
      Other assets                                             9           (12)
      Accounts payable                                       (32)           13
      Tenant security deposit liabilities                    (17)           14
      Accrued taxes                                           --           (80)
      Due to Corporate General Partner                        24            --
      Other liabilities                                        7            51
       Net cash provided by operating activities             635           909

Cash flows from investing activities:
  Property improvements and replacements                    (184)         (175)
  Deposits to restricted escrows                             (73)          (19)
  Receipts from restricted escrows                            75            56

    Net cash used in investing activities                   (182)         (138)

Cash flows from financing activities:
  Payments on mortgage note payable                         (453)         (771)

       Net cash used in financing activities                (453)         (771)

Net change in cash                                            --            --

Cash at beginning of period                                   --            --

Cash at end of period                                     $   --        $   --

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $2,226        $2,246

                 See Accompanying Notes to Financial Statements


                   U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                         Notes to Financial Statements

                               December 31, 1996


Note A - Organization and Significant Accounting Policies

Organization: U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate of Limited Partnership filed January 24, 1986, and an Agreement of Limited Partnership dated January 23, 1986. The partnership agreement terminates December 31, 2005, or earlier upon the sale of all properties and distributions to the partners of all net proceeds thereof or certain other events. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two shopping plazas on September 4, 1986, all of which are located in the South.

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

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. This loan may not be repaid until the Partnership's long term debt is repaid. The balance at December 31, 1996, including accrued interest is $524,000.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the Corporate General Partner and DUC holders in accordance with the provisions of the partnership agreement.

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the Corporate General Partner. Net loss per DUC for the years ended December 31, 1996 and 1995, was computed as 99% of the net loss divided by 1,222,000 depositary units outstanding.

Investment Properties: During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. For the years ended December 31, 1996 and 1995, no adjustments for impairment of value were recorded. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

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

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with "Financial Accounting Standards Board Statement No. 13." Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $18,000 less and $19,000 less rental income than was collected in 1996 and 1995, respectively. Beginning in 1995, the cash collections under the terms of the leases exceed the straight-line method of revenue recognition. Additionally, some of the leases have percentage rent (rental payments based on agreed upon percentage of sale) clauses. The Partnership recognized $72,000 and $56,000 of such rent in the years ended December 31, 1996 and 1995, respectively.

For all other leases, minimum rents are recognized over the terms of the leases.

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases. In addition, management finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash

    Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits as refunded when the tenant vacates the apartment if there has been no damage. The Partnership held $116,000 of such funds at December 31, 1996.

    Net Cash Flow Fund - The Partnership maintains a restricted cash account for the purpose of repayment of the Partnership's debt. The Partnership held $91,000 of such funds at December 31, 1996. The Partnership deposits Net Cash Flow, as defined in the loan agreement, into this account to facilitate "Cash

Sweeps" as defined in the loan agreement. On a monthly basis, the Net Cash Flow Fund is disbursed or retained as follows:

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

Restricted Escrows

     Capital Improvement Account - The Partnership established an interest bearing bank account (see "Note C"), for the purpose of deposit and expenditure of cash flow for Capital Expenditures. The Partnership shall deposit from time to time from revenues a reasonable allowance for Capital Expenditures, provided the amount of such deposit shall have been approved in advance by the Surety. The Partnership may withdraw any amounts on deposit in the Capital Expenditures Account to pay for Capital Expenditures as they are made, provided the amount of such withdrawals shall have been approved in advance by the Surety. At December 31, 1996, the balance was approximately $59,000.

     Working Capital Account - The Partnership established the "Working Capital Account" for the purpose of providing a cash reserve available to the Partnership (see "Note C"). On September 16, 1993, prior to making the first deposit into the Net Cash Flow Fund, the Partnership deposited $150,000 into the Working Capital Account. The bank holds the funds in the Working Capital Account for the benefit of the Surety. The Partnership has the right to access these funds without the consent of the Surety under specific guidelines mutually agreed to by the Partnership and the Surety. Specifically, the Working Capital Account may be used to fund negative cash flow, or emergency or immediate funding needs of a property. At December 31, 1996, the balance was approximately $152,000.

Escrow for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and investments approximates fair value due to short-term maturities. The Partnership's mortgage debt has payments due based on Net Cash Flow as defined in the loan agreement, and therefore it is impractical to estimate the Fair Value of this indebtedness.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $35,000 and $28,000 for the years ended December 31, 1996 and 1995, respectively.

Reclassifications: Certain reclassifications have been made to the 1995 financial statements to conform with 1996 presentation.

Note B - Accounts Receivable

Accounts receivable at December 31, 1996, consisted of the following (in thousands):


   Shopping center tenant rentals                           $ 151
   Apartment tenant rentals                                     7
   Common area maintenance, insurance and taxes                15
                                                              173

   Less allowance for doubtful accounts                      (126)

                                                            $  47


An analysis of the allowance for doubtful accounts is set forth below (in thousands):

                                              Years Ended December 31,
                                                1996         1995

Balance at beginning of period                  $115         $ 77
     Charged to expenses                          71           88
     Uncollectible amounts written
      off against related assets                 (51)          --
     Amounts collected                            (9)         (50)

Balance at end of period                        $126         $115

Note C - Mortgage Note Payable

On October 15, 1993, the Partnership finalized the refinancing of all debt
encumbering its real estate assets.   The debt has a stated interest rate of
10%, which shall accrue and, to the extent such interest is not paid currently out of Net Cash Flow, as defined in the loan agreement, shall be added to the principal balance on August 16 of each year prior to the maturity date of August 1, 2001; provided, however, that the amount of accrued and unpaid interest, shall at no time exceed the sum of $1,740,733 and the balances in the Capital Expenditures Account, the Working Capital Account, and the Tax Escrow Account established under provisions of the loan agreement. Amounts in excess of this total must be immediately paid by the Partnership. The loan agreement also calls for additional interest of approximately $59,000, which accrues annually on August 1, and is payable on the earlier of the maturity date or the date on which the principal balance and all accrued interest is paid. The Corporate General Partner is currently in the process of negotiating a possible refinancing of the mortgage indebtedness which, if successful, would reduce both the interest rate and restrictions on future distributions.

The obligations of the Partnership to the Surety in connection with the issuance of the debt are secured by a first mortgage or deed of trust on each of the Partnership's properties and are cross-defaulted so that a default with respect to one property is a default under each mortgage or deed of trust. The mortgage note payable is non-recourse. The note does not require prepayment penalties if repaid prior to maturity.

The principal terms of the note payable is as follows (in thousands):


                 Principal                                      Principal
                 Balance At   Stated                             Balance
                December 31, Interest   Period     Maturity      Due At
                    1996       Rate    Amortized     Date       Maturity

U.S. Realty
Partnership       $21,607    10.00%   95 months  08/01/01           (1)

(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

At December 31, 1996 and 1995, approximately $93,000 and $98,000, respectively, of accrued interest was included in other liabilities.

Note D - Income Taxes

Under the provisions of the Internal Revenue Code, partnerships are not subject to income taxes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands):

                                               Years Ended December 31,
                                                 1996            1995

Net loss as reported                            $(258)           $(279)
Add (deduct):
  Depreciation differences                       (685)            (674)
  Difference in bad debt expense                    3               38
  Difference in rents recognized                   18               50
  Change in prepaid rentals                       (12)             (41)
  Other                                            37              (37)
Federal taxable loss                            $(897)           $(943)

Federal taxable loss per DUC                    $(.73)           $(.76)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


    Net assets as reported                     $  1,864
    Land and buildings                           10,746
    Accumulated depreciation                    (10,113)
    Syndication                                   2,774
    Other                                           (16)
    Net assets - tax basis                     $  5,255


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc. during each of the years ended December 31, 1996 and 1995, are included in operating expenses on the Consolidated Statement of Operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                        1996      1995
                                                        (in thousands)
  Property management fees                              $289      $282
  Reimbursement for services of affiliates               138        91
  Due to General Partner                                 524       500

Included in "reimbursements for services of affiliates" for 1996 are approximately $6,000 in reimbursements for construction oversight costs.

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

Note F - Real Estate and Accumulated Depreciation
(in thousands)


                                             Initial Cost
                                             To Partnership
                                                             Cost
                                            Buildings     Capitalized
                                           and Related     (Removed)
                                            Personal     Subsequent to
Description                       Land      Property      Acquisition

The Gallery Shopping Plaza
 Huntsville, Alabama             $4,070      $ 8,377      $(5,068)
The Gallery Shopping Plaza
 Knoxville, Tennessee             3,376        9,037       (3,392)
Governor's Park Apartments
 Little Rock, Arkansas              423        5,701         (143)
Twin Lakes Apartments
 Palm Harbor, Florida             1,928        9,283         (432)

   Totals                        $9,797      $32,398      $(9,035)

The cost removed, net of additions, subsequent to the acquisition is primarily due to write-downs and removals in the prior years.

                      Gross Amount At Which Carried
                           At December 31, 1996
                              (in thousands)

                         Buildings
                            And
                          Related
                          Personal           Accumulated    Date of     Date   Depreciable
Description       Land    Property  Total   Depreciation Construction Acquired  Life-Years
The Gallery -
  Huntsville     $2,341   $ 5,038  $ 7,379      $1,972       1986     08/29/86    5-35

The Gallery-
   Knoxville      2,070     6,951    9,021       2,354       1984     09/04/86    5-35
                                                                                  5-35

Governor's Park     423     5,558    5,981       2,262       1985     08/29/86
                                                                                  5-35
Twin Lakes        1,700     9,079   10,779       3,088       1986     08/28/86

Totals           $6,534   $26,626  $33,160      $9,676

Each of the Partnership's properties is secured by a first mortgage or deed of trust in connection with the issuance of an Amended and Restated Surety Note, Bond Notes and Suretyship Agreement.

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                               Years Ended December 31,
                                                  1996         1995

Real Estate
Balance at beginning of year                    $32,985      $32,810
 Property improvements                              184          175
 Disposals of property                               (9)          --
Balance at End of Year                          $33,160      $32,985

Accumulated Depreciation
Balance at beginning of year                    $ 8,840      $ 8,001
 Additions charged to expense                       842          839
 Disposals of property                               (6)          --
Balance at end of year                          $ 9,676      $ 8,840

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $43,906,000 and $43,722,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $19,789,000 and $18,262,000, respectively.

Note G - Revenues

The future minimum rents to be received from commercial tenants under noncancelable operating leases, including leases signed or extended by January 31, 1996, are as follows (in thousands):


                1997                          $1,809
                1998                           1,598
                1999                           1,291
                2000                           1,063
                2001                             781
                Thereafter                     1,167
                                              $7,709

Note H - Contingency

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.


         PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 58, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of U.S. Realty I

Corporation are set forth below. There are no family relationships between or among any officers or directors.


   Name                                Age         Position

   William H. Jarrard, Jr.             50          President

   Ronald Uretta                       41          Vice President and Treasurer

   John K. Lines                       37          Vice President and Secretary

   Kelley M. Buechler                  39          Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Vice President and Secretary and Ms. Buechler, who had previously held the position of Secretary, became Assistant Secretary.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating officer. He has also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

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

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U. S. Shelter.

Item 10.   Executive Compensation

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

No director or officer of the Corporate General Partner owns any Units.

Item 12.   Certain Relationships and Related Transactions

The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended December 31, 1996. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. This loan may not be repaid until the Partnership's long term debt is repaid. The balance at December 31, 1996, including accrued interest is approximately $524,000.

The Registrant has a property management agreement with an affiliate of Insignia for the day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel and payment of operating expenses. An affiliate of Insignia receives a property management fee equal to 5% of rental revenues for residential properties, and 6% for commercial properties. During the fiscal year ended December 31, 1996, approximately $289,000 was paid for property management fees.

For a more detailed description of the management fee, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note E" of Notes to Financial Statements in this report.

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

                     Date:  March 27, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/William H. Jarrard, Jr.         President and Director
William H. Jarrard, Jr.            Principal Executive Officer


/s/Ronald Uretta                   Treasurer
Ronald Uretta                      Principal Financial Officer
                                   and Principal Accounting Officer

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

(i)  Contracts related to acquisition of properties:

     (a) Purchase Agreement dated January 31, 1986 between The Gallery, Ltd./LNDC Venture and U.S. Realty Partners Limited Partnership to acquire The Gallery Shopping Plaza, Knoxville, Tennessee (filed as
          Exhibit 10D to Amendment No. 1 to Registration Statement, No. 33-2996, of the Registrant filed August 19, 1986 incorporated herein by reference).

     (b) Form of Purchase Agreement by which U.S. Realty Partners Limited Partnership expects to acquire The Gallery Shopping Plaza, Huntsville, Alabama (filed as Exhibit 10E to Amendment No. 2 to Registration Statement, No. 33-2996, of the Registrant filed August 19, 1986 and incorporated herein by reference).

ii) Form of Management Agreement with U.S. Shelter Corporation (filed with Amendment No. 4 to Registration Statement No. 33-2996, of Registrant filed August 19, 1986 and is incorporated herein by reference).


iii)(a)Form of Master Lease and Management and Leasing Sub-Agreement related to Purchase Agreement (see 10(b) between Cazana/Huntsville Shopping Center, Ltd. and U.S. Shelter Corporation) to acquire The Gallery Shopping Plaza, Huntsville, Alabama (filed as Exhibit 10E to Amendment No. 4 to Registration Statement, No. 33-2996, of the Registrant filed August 19, 1986 and incorporated herein by reference).

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