Form 10QSB
period 1997-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1997-05-15
CIK 788955

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

                 For the quarterly period ended March 31, 1997

                                       or

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1997


Assets
  Restricted cash                                             $   520
  Accounts receivable                                             102
  Escrow for taxes                                                242
  Restricted escrows                                              263
  Other assets                                                    424
  Investment properties:
     Land                                       $ 6,534
     Buildings and related personal property     26,641
                                                 33,175
     Less accumulated depreciation               (9,886)       23,289

                                                              $24,840

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                            $    39
  Tenant security deposits                                        118
  Accrued taxes                                                   174
  Other liabilities                                               528
  Due to Corporate General Partner                                530
  Mortgage notes payable                                       21,524

Partners' Capital (Deficit)
  General partners                              $  (443)
  Depositary unit certificate holders
     (2,444,000 units authorized;
     1,222,000 units issued and outstanding)      2,370         1,927

                                                              $24,840

                 See Accompanying Notes to Financial Statements

b)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Three Months Ended
                                                             March 31,
                                                          1997        1996
Revenues:
Rental income                                           $1,371     $1,285
Interest income                                              6          5
Other income                                                36         34
  Total revenues                                         1,413      1,324

Expenses:
Operating                                                  339        308
General and administrative                                  45         46
Maintenance                                                 68         65
Depreciation                                               210        208
Amortization                                                15         14
Interest                                                   561        583
Property taxes                                             112        113
  Total expenses                                         1,350      1,337

Net income (loss)                                       $   63     $  (13)

Net income (loss) allocated to general partners (1%)    $    1     $   --
Net income (loss) allocated to depositary unit
certificate holders (99%)                                   62        (13)

                                                        $   63     $  (13)

Net income (loss) per Depositary Unit Certificate       $  .05     $ (.01)

                 See Accompanying Notes to Financial Statements

c)                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Depositary
                                Depositary                 Unit
                                   Unit       General  Certificate
                               Certificates   Partners   Partners   Total


Original capital contributions   1,222,000    $     2    $ 30,550 $ 30,552

Partners' capital (deficit) at
  December 31, 1996              1,222,000    $  (444)   $  2,308 $  1,864

Net income for the three
  months ended March 31, 1997                       1          62       63

Partners' capital (deficit) at
  March 31, 1997                 1,222,000    $  (443)   $  2,370 $  1,927

                 See Accompanying Notes to Financial Statements

d)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                          1997       1996
Cash flows from operating activities:
  Net income (loss)                                     $   63      $  (13)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
    Depreciation                                           210         208
    Amortization of leasing commissions, computer
     software costs and organizational costs                15          14
    Bad debt expense                                        (5)         17
    Change in accounts:
      Restricted cash                                     (313)         22
      Accounts receivable                                  (50)        (17)
      Escrows for taxes                                     15        (122)
      Other assets                                          (3)         --
      Accounts payable                                     (16)        (36)
      Tenant security deposit liabilities                   (3)         --
      Accrued taxes                                        112         113
      Due to Corporate General Partner                       6          --
      Other liabilities                                    120          18

        Net cash provided by operating activities          151         204

Cash flows from investing activities:
  Property improvements and replacements                   (15)        (37)
  Deposits to restricted escrows                           (53)         (3)

        Net cash used in investing activities              (68)        (40)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (83)       (164)

        Net cash used in financing activities              (83)       (164)

Net increase in cash                                        --          --

Cash at beginning of period                                 --          --
Cash at end of period                                   $   --      $   --

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  439      $  562

                 See Accompanying Notes to Financial Statements

e)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U. S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

Transactions between the partnership and affiliates of Insignia Financial Group, Inc. for the quarters ended March 31, 1997 and 1996 were as follows:


                                                  Three Months Ended
                                                       March 31,
                                                   1997          1996
                                                     (in thousands)
Property management fees                           $ 75           $ 75
Reimbursement for services of affiliates             17             30
Interest expense                                      6              6
Due to Corporate General Partner                    530            506


Included in "Reimbursement for services of affiliates" for 1997 are approximately $1,000 in reimbursements for construction oversight costs.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                        Average
                                                       Occupancy
Property                                          1997         1996
Twin Lakes Apartments
  Palm Harbor, Florida                             96%          96%

Governor's Park Apartments
  Little Rock, Arkansas                            91%          93%

The Gallery - Huntsville
  Huntsville, Alabama                              96%          94%

The Gallery - Knoxville
  Knoxville, Tennessee                             93%          98%


The Corporate General Partner attributes the decrease in occupancy at The Gallery - Knoxville to the expiration of the Rack Room Shoes lease during the fourth quarter of 1996. This space comprises approximately 5% of the total square footage of the shopping center and had not been leased as of March 31, 1997.

The Partnership's net income for the three months ended March 31, 1997, was approximately $63,000 versus a net loss of approximately $13,000 for the three months ended March 31, 1996. The increase in net income is primarily attributable to an increase in rental income and a decrease in interest expense. Rental income increased due to increases in rental rates at all four properties and an increase in tenant reimbursements at the two commercial properties. Partially offsetting the increase in revenue was an increase in operating expenses. The increase in operating expense was primarily due to an increase in resident relations and concessions at Twin Lakes, where reductions in rent and local gym memberships were offered as leasing incentives. Also, legal fees increased at The Gallery-Knoxville, due to efforts to collect rent from tenants which had vacated their spaces prior to their lease expirations in 1996. In addition, common area expenses, comprised primarily of contract maintenance and landscaping, increased at the two commercial properties.

Included in maintenance expense in 1997 is approximately $10,000 of major repairs and maintenance comprised of major landscaping, the purchase of a golf cart, office computers and window coverings.

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

Based on the terms of the debt structure, all cash is considered restricted.
Net cash provided by operating activities decreased primarily as a result of the increase in restricted cash. Net cash used in investing activities increased due to an increase in deposits to restricted escrows which were partially offset by a decrease in property improvements and replacements. Net cash used in financing activities decreased as a result of a decrease in principal payments on the mortgage note payable.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $21,524,000 requires a balloon payment on August 1, 2001, at which time the properties will be refinanced or sold. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.
The Corporate General Partner is currently in the process of negotiating a possible refinancing of the mortgage indebtedness which, if successful, would reduce both the interest rate and restrictions on future distributions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)    Reports on Form 8-K:

               None filed during the quarter ended March 31, 1997.

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


                             Date:  May 15, 1997