Form 10QSB
period 1997-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1997-08-07
CIK 788955

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-15656


                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         South Carolina                                  57-0814502
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                   (Issuer's telephone number) (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No      .
                         PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

a)                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1997


Assets
  Restricted cash                                                     $   329
  Accounts receivable                                                     121
  Escrow for taxes                                                        405
  Restricted escrows                                                      237
  Other assets                                                            453
  Investment properties:
     Land                                               $  6,534
     Buildings and related personal property              26,668
                                                          33,802
     Less accumulated depreciation                       (10,097)      23,105

                                                                      $24,650

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                    $    21
  Tenant security deposits                                                119
  Accrued taxes                                                           288
  Other liabilities                                                       431
  Due to corporate general partner                                        536
  Mortgage notes payable                                               21,367

Partners' Capital (Deficit)
  General partners                                      $  (444)
  Depositary unit certificate holders
     (2,440,000 units authorized;
     1,222,000 units issued and outstanding)              2,332         1,888

                                                                      $24,650

                 See Accompanying Notes to Financial Statements

b)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)


                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                             1997      1996     1997     1996
Revenues:
  Rental income                           $ 1,269    $ 1,315  $ 2,640  $ 2,600
  Interest income                               6          7       12       12
  Other income                                 37         27       73       61
     Total revenues                         1,312      1,349    2,725    2,673

Expenses:
  Operating                                   324        337      678      659
  General and administrative                   63         57      108      103
  Maintenance                                  76         89      144      154
  Depreciation                                211        210      421      418
  Interest                                    562        572    1,123    1,155
  Property taxes                              115        110      227      223
     Total expenses                         1,351      1,375    2,701    2,712

  Net (loss) income                       $   (39)   $   (26) $    24  $   (39)

Net (loss) income allocated
  to general partners (1%)                $    --    $    --  $    --  $    --
Net (loss) income allocated to depositary
  unit certificate holders (99%)              (39)       (26)      24      (39)

                                          $   (39)   $   (26) $    24  $   (39)
Net (loss) income per Depositary
  Unit Certificate                        $  (.04)   $  (.02) $   .01  $  (.03)

                 See Accompanying Notes to Financial Statements

c)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                       Depositary
                                 Depositary               Unit
                                    Unit      General Certificate
                                Certificates Partners   Holders    Total


Original capital contributions    1,222,000  $     2    $ 30,550 $ 30,552

Partners' capital (deficit) at
  December 31, 1996               1,222,000  $  (444)   $  2,308 $  1,864

Net income for the six months
  ended June 30, 1997                    --       --         24        24

Partners' capital (deficit) at
  June 30, 1997                   1,222,000  $  (444)   $  2,332 $  1,888

                 See Accompanying Notes to Financial Statements

d)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                                June 30,

                                                            1997         1996
Cash flows from operating activities:
  Net income (loss)                                        $   24      $  (39)
  Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
    Depreciation                                              421         418
    Amortization                                               28          29
    Bad debt expense                                           37          10
    Change in accounts:
      Restricted cash                                        (122)         17
      Accounts receivable                                    (111)        (79)
      Escrows for taxes                                      (149)       (245)
      Other assets                                            (44)         --
      Accounts payable                                        (34)        (36)
      Tenant security deposit liabilities                      (2)        (10)
      Accrued taxes                                           226         223
      Due to Corporate General Partner                         12          --
      Other liabilities                                        23          84

         Net cash provided by operating activities            309         372

Cash flows from investing activities:
  Property improvements and replacements                      (42)        (96)
  Deposits to restricted escrows                              (56)        (20)
  Receipts from restricted escrows                             29          19

         Net cash used in investing activities                (69)        (97)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (240)       (275)

         Net cash used in financing activities               (240)       (275)

Net change in cash                                             --          --

Cash at beginning of period                                    --          --
Cash at end of period                                      $   --      $   --

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $1,092      $1,115

                 See Accompanying Notes to Financial Statements

e)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U. S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Transactions between the Partnership and affiliates of the Corporate General Partner for the six months ended June 30, 1997 and 1996 were as follows:

                                                               1997       1996
                                                                (in thousands)

Property management fees (included in operating expenses) $143 $146 Reimbursement for services of affiliates (included in
  general and administrative expenses)                           48        50
Due to Corporate General Partner--
  includes principal and accrued interest                       536       512


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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                               Average
                                              Occupancy
                                           1997       1996
Twin Lakes Apartments
  Palm Harbor, Florida                     93%         95%

Governor's Park Apartments
  Little Rock, Arkansas                    90%         92%

The Gallery - Huntsville
  Huntsville, Alabama                      96%         94%

The Gallery - Knoxville
  Knoxville, Tennessee                     93%         98%


The Corporate General Partner attributes the decrease in occupancy at The Gallery - Knoxville to the expiration of the Rack Room Shoes lease during the fourth quarter of 1996. This space comprises approximately 5% of the total square footage of the shopping center and had not been leased as of June 30, 1997.

The Partnership's net income for the six months ended June 30, 1997, was approximately $24,000 versus a net loss of approximately $39,000 for the six months ended June 30, 1996. The Partnership realized net losses for the three months ended June 30, 1997 and 1996 of approximately $39,000 and $26,000, respectively. The increase in net income for the six months ended June 30, 1997, is primarily attributed to an increase in revenues and an overall decrease in expenses. The increase in revenues is due to an increase in rental income and other income. Rental income increased for the six month period ended June 30, 1997 due primarily to increases in rents and tenant reimbursements at The Gallery - Huntsville. These increases were attributable to the increase in occupancy and passing management fees on to the tenants through tenant reimbursements rather than having the Partnership absorb the costs. Other income increased for both the three and six month periods ended June 30, 1997 due to leases being broken and termination fees being collected at Twin Lakes Apartments. Maintenance expense for both the three and six month periods ended June 30, 1997 decreased due to a major landscaping project at Governor's Park Apartments in 1996 to enhance the appearance and appeal of the property. The net loss for the three months ended June 30, 1997, in comparison to the same period in 1996, increased due to a decrease in rental income caused by the decrease in occupancy at The Gallery - Knoxville as discussed above. The decrease in rental income was offset by the decrease in maintenance expense as previously discussed.

Based on the terms of the debt restructure, all cash is considered restricted. Net cash provided by operating activities decreased as a result of an increase in restricted cash partially offset by an increase in net income. Net cash used in investing activities decreased due to a decrease in property replacements and improvements which was partially offset by an increase in deposits to restricted escrows. Net cash used in financing activities decreased due to a decrease in payments on the mortgage notes payable.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $21,367,000 requires a balloon payment on August 1, 2001, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)     Reports on Form 8-K:

               None filed during the quarter ended June 30, 1997.



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

                             Date:  August 6, 1997