Form 10QSB
period 1997-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1997-11-13
CIK 788955

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1997


Assets
  Restricted cash                                                     $   276
  Accounts receivable, net of allowance of $168                           136
  Escrow for taxes                                                        463
  Restricted escrows                                                      263
  Other assets                                                            346
  Investment properties:
     Land                                               $  6,534
     Buildings and related personal property              26,717
                                                          33,251
     Less accumulated depreciation                       (10,310)      22,941

                                                                      $24,425

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                    $    59
  Tenant security deposits                                                122
  Accrued property taxes                                                  338
  Other liabilities                                                       480
  Due to corporate general partner                                        542
  Mortgage notes payable                                               21,205

Partners' Capital (Deficit)
  General partners'                                     $  (446)
  Depositary unit certificate holders'
     (2,440,000 units authorized;
     1,222,000 units issued and outstanding)              2,125         1,679

                                                                      $24,425

                 See Accompanying Notes to Financial Statements

b)                  U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)


                                   Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                      1997      1996      1997      1996
Revenues:
  Rental income                    $ 1,312   $ 1,284   $ 3,952   $ 3,884
  Other income                          36        41       121       114
     Total revenues                  1,348     1,325     4,073     3,998

Expenses:
  Operating                            420       352     1,098     1,011
  General and administrative            58        40       166       143
  Maintenance                          189       164       333       318
  Depreciation                         213       211       634       629
  Interest                             565       576     1,688     1,731
  Property taxes                       112       108       339       331
     Total expenses                  1,557     1,451     4,258     4,163

  Net loss                         $  (209)  $  (126)  $  (185)  $  (165)

Net loss allocated
  to general partners (1%)         $    (2)  $    (1)  $    (2)  $    (2)
Net loss allocated to depositary
  unit certificate holders (99%)      (207)     (125)     (183)     (163)
                                   $  (209)  $  (126)  $  (185)  $  (165)
Net loss per Depositary
  Unit Certificate                 $  (.17)  $  (.10)  $  (.15)  $  (.13)

                 See Accompanying Notes to Financial Statements


c)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Depositary
                                 Depositary                 Unit
                                    Unit       General   Certificate
                                Certificates  Partners'   Holders'      Total


Original capital contributions    1,222,000  $     2     $ 30,550    $ 30,552

Partners' capital (deficit) at
  December 31, 1996               1,222,000  $  (444)    $  2,308    $  1,864

Net loss for the nine months
  ended September 30, 1997               --       (2)        (183)       (185)

Partners' capital (deficit) at
  September 30, 1997              1,222,000  $  (446)    $  2,125    $  1,679

                 See Accompanying Notes to Financial Statements


d)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                         1997       1996
Cash flows from operating activities:
  Net loss                                            $ (185)     $ (165)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Depreciation                                         634         629
    Amortization                                          35          43
    Bad debt expense                                      42         (34)
    Change in accounts:
      Restricted cash                                    (69)         44
      Accounts receivable                               (131)         (7)
      Escrows for taxes                                 (207)       (370)
      Other assets                                        56          24
      Accounts payable                                     4          25
      Tenant security deposit liabilities                  1         (13)
      Accrued property taxes                             276         331
      Due to Corporate General Partner                    18          18
      Other liabilities                                   72          36

         Net cash provided by operating activities       546         561

Cash flows from investing activities:
  Property improvements and replacements                 (91)       (159)
  Deposits to restricted escrows                         (94)        (22)
  Receipts from restricted escrows                        41          21

         Net cash used in investing activities          (144)       (160)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (402)       (401)

         Net cash used in financing activities          (402)       (401)

Net change in cash                                        --          --

Cash at beginning of period                               --          --
Cash at end of period                                 $   --      $   --

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $1,630      $1,676


                 See Accompanying Notes to Financial Statements

e)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U. S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Transactions between the Partnership and affiliates of the Corporate General Partner for the nine months ended September 30, 1997 and 1996 were as follows:



                                                            1997      1996
                                                             (in thousands)

Property management fees (included in operating expenses)   $220      $221
Reimbursement for services of affiliates, including
  approximately $6,000 and $3,000 in 1997 and 1996,
  respectively, for construction oversight reimbursements
  (included in general and administrative expenses and
  maintenance expense)                                        78        49
Due to Corporate General Partner--
  includes principal and accrued interest                    542       518


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:


                                               Average
                                              Occupancy
                                           1997        1996
Twin Lakes Apartments
  Palm Harbor, Florida                      94%        95%

Governor's Park Apartments
  Little Rock, Arkansas                     92%        92%

The Gallery - Huntsville
  Huntsville, Alabama                       97%        94%

The Gallery - Knoxville
  Knoxville, Tennessee                      92%        96%


The Corporate General Partner attributes the decrease in occupancy at The Gallery - Knoxville to the expiration of the Rack Room Shoes lease during the fourth quarter of 1996. This space comprises approximately 5% of the total square footage of the shopping center and had not been leased as of September 30, 1997. The Gallery - Knoxville also had Storehouse transfer into the Barnes and Noble Space which left a 4,000 square foot vacancy as of September 15, 1997. The vacant Storehouse space comprises approximately 4% of the total square footage.

The Partnership's net loss for the nine months ended September 30, 1997, was approximately $185,000 versus a net loss of approximately $165,000 for the nine months ended September 30, 1996. The Partnership realized net losses for the three months ended September 30, 1997 and 1996 of approximately $209,000 and $126,000, respectively. The increase in net loss for the three and nine months ended September 30, 1997, is primarily attributed to an increase in operating and general and administrative expenses. Operating expenses increased due to a major tenant at The Gallery - Knoxville moving out. As a result, the remaining unamortized lease commission of $60,000 was expensed in the third quarter of 1997. The increase in general and administrative expenses is due to an increase in expense reimbursements. Partially offsetting these increases in expenses for nine months ending September 30, 1997, compared to the corresponding period in 1996, was an increase in rental income. Rental income increased primarily due to increases in rents and tenant reimbursements at The Gallery - Huntsville. These increases were attributable to the increase in occupancy and passing management fees on to the tenants through tenant reimbursements instead of the Partnership absorbing these costs. Also contributing to the increase in the net loss for the three months ended September 30, 1997 compared to the corresponding period in 1996, was an increase in maintenance expense. Maintenance expense increased as a result of an exterior painting project at Twin Lake that was started and completed in the third quarter of 1997.

Included in maintenance expense for the nine month period ended September 30, 1997 and 1996 is approximately $141,000 and $125,000, respectively, of major repairs and maintenance comprised of major landscaping, exterior building improvements and exterior painting.

Based on the terms of the debt restructure, all cash is considered restricted. Net cash provided by operating activities decreased as a result of an increase in restricted cash partially offset by a decrease in escrows for taxes. Net cash used in investing activities decreased due to a decrease in property replacements and improvements which was partially offset by an increase in deposits to restricted escrows. Net cash used in financing activities remained relatively stable for the nine months ended September 30, 1997 compared to the corresponding period in 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $21,205,000 requires a balloon payment on August 1, 2001, at which time the properties will either be refinanced or sold. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)      Reports on Form 8-K:

               None filed during the quarter ended September 30, 1997.



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


                             Date:  November 13, 1997