Form 10KSB
period 1997-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1998-03-24
CIK 788955

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                       or

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

State issuer's revenues for its most recent fiscal year.  $5,375,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Corporate General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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


ITEM 2.DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                             Date of
 Property                    Purchase    Type of Ownership         Use

 The Gallery - Huntsville    08/29/86  Fee ownership subject to   Retail
  Huntsville, Alabama                  first mortgage             Approximately
                                                                  101,000 s.f.

 The Gallery - Knoxville     09/04/86  Fee ownership subject to   Retail
  Knoxville, Tennessee                 first mortgage             Approximately
                                                                  100,000 s.f.

 Governor's Park Apartments  08/29/86  Fee ownership subject to   Apartment
  Little Rock, Arkansas                first mortgage             154 units

 Twin Lakes Apartments       08/28/86  Fee ownership subject to   Apartment
  Palm Harbor, Florida                 first mortgage             262 units

SCHEDULE OF PROPERTIES:
    (in thousands)


                      Gross
                     Carrying     Accumulated                        Federal
 Property             Value      Depreciation     Rate    Method    Tax Basis

 The Gallery -
   Huntsville        $ 7,397       $ 2,149        5-35     S/L       $ 7,812

 The Gallery -
   Knoxville           9,021         2,572        5-35     S/L         7,718

 Governor's Park       6,031         2,420        5-35     S/L         2,161

 Twin Lakes           10,857         3,382        5-35     S/L         5,036

                     $33,306       $10,523                           $22,727

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
    (in thousands)


                   Principal                                       Principal
                  Balance At     Stated                             Balance
                 December 31,   Interest     Period    Maturity     Due At
                     1997         Rate     Amortized     Date      Maturity

 U.S. Realty
 Partnership      $21,158         10.00%   95 months   08/01/01      (1)

(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                    Average Annual           Average Annual
                                     Rental Rates              Occupancy
 Property                         1997           1996       1997       1996

 The Gallery - Huntsville   $  8.99/s.f.    $  9.21/s.f.     98%         93%
 The Gallery - Knoxville      13.24/s.f.      12.45/s.f.     91%         96%
 Governor's Park              6,609/unit      6,534/unit     92%         93%
 Twin Lakes                   7,227/unit      7,032/unit     93%         95%

The Corporate General Partner attributes the decrease in occupancy at The Gallery - Knoxville to the expiration of the Rack Room Shoes lease during the fourth quarter of 1996. This space comprised approximately 5% of the total square footage of the shopping center and had not been re-leased as of December 31, 1997. The Gallery - Knoxville also had Storehouse transfer into the Barnes and Nobel space which left a 4,000 square foot vacancy during the third quarter of 1997. The vacant Storehouse space comprises approximately 4% of the total square footage of the shopping center. The increase in occupancy at The Gallery
- Huntsville is attributable to new leases that commenced late in 1996 and in the first quarter of 1997. These spaces comprise approximately 11% of the total square footage of the shopping center.

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

The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

                           Nature of       Square Footage     Annual Rent      Lease
                           Business            Leased       Per Square Foot  Expiration
The Gallery - Huntsville  Book Store           12,000           $ 7.50         11/14/01
                          Shoe Store           13,800            13.13         09/14/04

The Gallery - Knoxville   Furniture Store      13,330             9.78         07/31/01

As noted under "Item 1. Description of Business," the Partnership is in the business of acquiring, operating and holding real properties for investment. The Partnership holds two residential properties and two commercial properties. These properties are fully leveraged and the Partnership is currently paying principal and interest payments to reduce its liability.

The following is a schedule of the lease expirations for the years 1998-2008 (dollars in thousands):


                    Number of                                % of Gross
The Gallery        Expirations    Square Feet  Annual Rent   Annual Rent
Knoxville
 1998                   6            16,150     $194            18.12%
 1999                   3            14,354      141            13.23%
 2000                   1             3,600       41             3.88%
 2001                   5            25,628      302            28.33%
 2002                   2            11,090      166            15.51%
 2003                   1             2,514       36             3.40%
 2004                   2            10,917      187            17.53%
 2005-2008             --                --       --               --

The Gallery
Huntsville
 1998                   3             4,000       45             5.07%
 1999                   7            23,203      212            24.13%
 2000                   1             3,755       26             2.91%
 2001                   4            28,800      279            31.82%
 2002                   1             1,500       16             1.81%
 2003                  --                --       --               --
 2004                   3            18,400      229            26.13%
 2005                  --                --       --               --
 2006                   1             3,600       31             3.58%
 2007                  --                --       --               --
 2008                   1             6,500       40             4.55%

The principal businesses located at these properties are retail sales outlets.

SCHEDULE OF REAL ESTATE TAXES AND RATES:


                                          1997              1997
                                         Billing            Rate
                                     (in thousands)
 The Gallery - Huntsville              $ 67              5.80%
 The Gallery - Knoxville                133              5.30%
 Governor's Park                         63              6.34%
 Twin Lakes                             170              2.08%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                      PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNERSHIP MATTERS

The Depositary Unit Certificates were initially listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "USRLZ". As of December 31, 1997, the number of DUC holders of record was 2,033. Transfer of DUCs is subject to certain suitability and other requirements. Due to the security being delisted during 1990, no public trading market has developed and it is not anticipated that such a market will develop in the future. No distributions were made in 1997 or 1996. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1997, was approximately $248,000 compared to a net loss of approximately $258,000 for the year ended December 31, 1996. (See "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses.) The decrease in net loss was primarily due to an increase in rental revenue and other income and a decrease in interest expense. Rental income increased primarily due to increases in rent and tenant reimbursements at The Gallery-Huntsville. These increases were attributable to the increase in occupancy and passing management fees on to the tenants through tenant reimbursements instead of the Partnership absorbing these costs. Other income increased due to an increase in tenant fees associated with lease terminations at The Gallery - Knoxville and at Twin Lakes primarily as a result of the decrease in occupancy at both properties. The decrease in interest expense is directly related to the decrease in the Partnership's mortgage note payable. Offsetting the above decreases in net loss were increases in operating expenses, general and administrative expenses, and property taxes. Operating expenses increased due to a major tenant at The Gallery - Knoxville moving out. As a result of this tenant vacating the property, the remaining unamortized lease commission of $60,000 was expensed in 1997. General and administrative expenses increased due to increases in expense reimbursements. Real estate taxes increased at The Gallery Huntsville and Governors Park due to an increase in assessed tax value. Partially offsetting the increase in property taxes was a decrease in the tax rate for The Gallery - Knoxville during 1997.

Included in operating expenses for the year ended December 31, 1997 is approximately $160,000 of major repairs and maintenance comprised primarily of exterior building improvements, exterior painting, major landscaping and parking lot repairs. Included in operating expenses for the year ended December 31, 1996 is approximately $144,000 of major repair and maintenance comprised primarily of exterior building improvements, exterior painting, and major landscaping.

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

Liquidity and Capital Resources

Based upon the terms of the debt structure, all cash is considered restricted. Net cash provided by operating activities increased primarily as a result of a decrease in net loss as discussed above, an increase in accrued property taxes and other liabilities and a decrease in other assets. Partially offsetting the increase in net cash provided by operating activities is an increase in receivables and deposits. The previously mentioned changes are due to the timing of payments to vendors and the timing of rental collections. Net cash used in investing activities increased primarily due to an increase in restricted escrows. Net cash used in financing activities remained constant.

The Partnership has no material capital programs scheduled to be performed in 1998 although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $21,158,000 requires a balloon payment on August 1, 2001, at which time the properties will be refinanced or sold. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.
The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS


U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


          Report of Ernst & Young LLP, Independent Auditors

          Balance Sheet - December 31, 1997

          Statements of Operations - Years ended December 31, 1997 and 1996

          Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

          Statements of Cash Flows - Years ended December 31, 1997 and 1996

          Notes to Financial Statements















                 Report of Ernst & Young LLP, Independent Auditors



The Partners
U. S. Realty Partners Limited Partnership:


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                        /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 9, 1998,
except for Note I, as to which the date is March 17, 1998


                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
 Restricted cash                                                $   332
 Receivables and deposits, net of
   $156 for doubtful accounts                                       431
 Restricted escrows                                                 267
 Other assets                                                       313
 Investment properties (Notes C & F):
  Land                                          $  6,534
  Buildings and related personal property         26,772
                                                  33,306
  Less accumulated depreciation                  (10,523)        22,783

                                                                $24,126

Liabilities and Partners' Capital (Deficit)

Liabilities
 Accounts payable                                               $    28
 Tenant security deposit liabilities                                121
 Accrued property taxes                                             134
 Other liabilities                                                  521
 Due to Corporate General Partner                                   548
 Mortgage note payable (Note C)                                  21,158

Partners' Capital (Deficit)
 General partners                               $  (446)
 Depository unit certificate holders
  (2,440,000 units authorized, 1,222,000
  units issued and outstanding)                   2,062           1,616

                                                                $24,126

                 See Accompanying Notes to Financial Statements


                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                   Years Ended December 31,
                                                      1997           1996
Revenues:
     Rental income                                 $ 5,206        $ 5,116
     Other income                                      169            150
       Total revenues                                5,375          5,266

Expenses:
     Operating                                       1,861          1,760
     General and administrative                        222            186
     Depreciation                                      847            842
     Interest                                        2,250          2,304
     Property taxes                                    443            432
       Total expenses                                5,623          5,524

       Net loss (Note D)                           $  (248)       $  (258)

Net loss allocated to general partner (1%)         $    (2)       $    (3)
Net loss allocated to depository unit
     certificate holders (99%)                        (246)          (255)

                                                   $  (248)       $  (258)

Net loss per depository unit certificate           $  (.20)       $  (.21)

                 See Accompanying Notes to Financial Statements


                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                                               Depository
                                    Limited                       Unit
                                  Partnership     General     Certificate
                                     Units       Partners       Holders       Total
Original capital contributions    1,222,000      $   2         $30,550       $30,552

Partners' capital (deficit)
  at December 31, 1995            1,222,000      $(441)        $ 2,563       $ 2,122

Net loss for the year
  ended December 31, 1996                --         (3)           (255)         (258)

Partners' capital (deficit)
   at December 31, 1996           1,222,000       (444)          2,308         1,864

Net loss for the year
  ended December 31, 1997                --         (2)           (246)         (248)

Partners' capital (deficit)
  at December 31, 1997            1,222,000      $(446)        $ 2,062       $ 1,616

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                          Years Ended December 31,
                                                            1997            1996
Cash flows from operating activities:
  Net loss                                                $ (248)          $ (258)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation                                             847              842
    Amortization                                              39               58
    Bad debt expense                                          55               71
    Change in accounts:
      Restricted cash                                        (68)              93
      Receivables and deposits                              (240)            (162)
      Other assets                                            85                9
      Accounts payable                                       (27)             (32)
      Tenant security deposit liabilities                     --              (17)
      Accrued property taxes                                  72               --
      Due to Corporate General Partner                        24               24
      Other liabilities                                      113                7
       Net cash provided by operating activities             652              635

Cash flows from investing activities:
  Property improvements and replacements                    (146)            (184)
  Net (increase) decrease in restricted escrows              (57)               2
       Net cash used in investing activities                (203)            (182)

Cash flows from financing activities:
  Payments on mortgage note payable                         (449)            (453)
       Net cash used in financing activities                (449)            (453)

Net change in cash and cash equivalents                       --               --

Cash and cash equivalents at beginning of period              --               --

Cash and cash equivalents at end of period                $   --           $   --

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $2,172           $2,226

                See Accompanying Notes to Financial Statements

                  U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                        Notes to Financial Statements

                              December 31, 1997


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

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. This loan may not be repaid until the Partnership's long term debt is repaid. The balance at December 31, 1997, including accrued interest is $548,000.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the Corporate General Partner and DUC holders in accordance with the provisions of the partnership agreement.

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the Corporate General Partner. Net loss per DUC for the years ended December 31, 1997 and 1996, was computed as 99% of the net loss divided by 1,222,000 depositary units outstanding.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustment for impairment of value was recorded.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership's mortgage debt has payments due based on net cash flow as defined in the loan agreement, and therefore it is impractical to estimate the fair value of this indebtedness.

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

Amortization: Computer software costs were amortized over six years and are fully amortized as of December 31, 1997. Lease commissions are being amortized over a period of one to ten years using the straight-line method over the term of the respective leases and are included in other assets.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized approximately $14,000 (1997) and $18,000 (1996) less in rental income than was collected. Beginning in 1995, the cash collections under the terms of the leases exceed the straight-line method of revenue recognition.
Additionally, some of the leases have percentage rent (rental payments based on agreed upon percentage of sales) clauses. The Partnership recognized $68,000 and $72,000 of such rent in the years ended December 31, 1997 and 1996, respectively.

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

Restricted Cash

    Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage. The Partnership held $121,000 of such funds at December 31, 1997.

    Net Cash Flow Fund - The Partnership maintains a restricted cash account for the purpose of repayment of the Partnership's debt. The Partnership held approximately $211,000 of such funds at December 31, 1997. The Partnership deposits Net Cash Flow, as defined in the loan agreement, into this account to facilitate "Cash Sweeps" as defined in the loan agreement. On a monthly basis, the Net Cash Flow Fund is disbursed or retained as follows:

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

Restricted Escrows

     Capital Improvement Account - The Partnership established an interest bearing bank account (see "Note C"), for the purpose of deposit and expenditure of cash flow for Capital Expenditures. The Partnership shall deposit from time to time from revenues a reasonable allowance for Capital Expenditures, provided the amount of such deposit shall have been approved in advance by the Surety. The Partnership may withdraw any amounts on deposit in the Capital Expenditures Account to pay for Capital Expenditures as they are made, provided the amount of such withdrawals shall have been approved in advance by the Surety. At December 31, 1997, the balance was approximately $114,000.

     Working Capital Account - The Partnership established the "Working Capital Account" for the purpose of providing a cash reserve available to the Partnership (see "Note C"). On September 16, 1993, prior to making the first deposit into the Net Cash Flow Fund, the Partnership deposited $150,000 into the Working Capital Account. The bank holds the funds in the Working Capital Account for the benefit of the Surety. The Partnership has the right to access these funds without the consent of the Surety under specific guidelines mutually agreed to by the Partnership and the Surety. Specifically, the Working Capital Account may be used to fund negative cash flow, or emergency or immediate funding needs of a property. At December 31, 1997, the balance was approximately $153,000.

Escrow for Taxes: All escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $287,000 at December 31, 1997 and are included in receivables and deposits.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $35,000 for both the years ended December 31, 1997 and 1996.

Reclassifications: Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable included in receivables and deposits at December 31, 1997, consisted of the following (in thousands):


Shopping center tenant rentals                              $ 232
Apartment tenant rentals                                        8
Common area maintenance, insurance and taxes                   60
                                                              300

Less allowance for doubtful accounts                         (156)

                                                            $ 144


An analysis of the allowance for doubtful accounts is set forth below (in thousands):


                                           Years Ended December 31,
                                               1997         1996

Balance at beginning of period                $126          $115
  Charged to expenses                           55            71
  Uncollectible amounts written
   off against related assets                  (25)          (51)
  Amounts collected                             --            (9)

Balance at end of period                      $156          $126

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

The principle terms of the note payable are as follows (in thousands):


                   Principal                                       Principal
                  Balance At     Stated                             Balance
                 December 31,   Interest     Period    Maturity     Due At
                     1997         Rate     Amortized     Date      Maturity

U.S. Realty
Partnership       $21,158       10.00%    95 months   08/01/01        (1)

(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

At December 31, 1997 and 1996, approximately $88,000 and $93,000, respectively, of accrued interest was included in other liabilities.

NOTE D - INCOME TAXES

Under the provisions of the Internal Revenue Code, partnerships are not subject to income taxes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands):


                                            Years Ended December 31,
                                              1997             1996
Net loss as reported                         $(248)           $(258)
Add (deduct):
  Depreciation differences                    (689)            (685)
  Difference in bad debt expense                38                3
  Difference in rents recognized                61               18
  Change in prepaid rentals                     70              (12)
  Other                                         (8)              37

Federal taxable loss                         $(776)           $(897)

Federal taxable loss per DUC                 $(.63)           $(.73)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                         $  1,616
Land and buildings                               10,746
Accumulated depreciation                        (10,802)
Syndication                                       2,774
Other                                               145
Net assets - tax basis                         $  4,479


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


                                                              1997        1996
                                                               (in thousands)
Property management fees (included in operating expenses)     $292        $289
Reimbursement for services of affiliates (included in
  operating, general and administrative expenses, and
  investment properties) (1)                                   159         138
Lease commissions                                               57          --
Due to General Partner                                         548         524


(1) Included in "reimbursements for services of affiliates" for 1997 are approximately $7,000 in reimbursements for construction oversight costs. There were no such costs in 1996.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)


                                                 Initial Cost
                                                  To Partnership
                                                                  Cost
                                                 Buildings     Capitalized
                                                and Related     (Removed)
                                                  Personal    Subsequent to
Description                           Land        Property     Acquisition

The Gallery Shopping Plaza
 Huntsville, Alabama                $4,070      $ 8,377         $(5,050)

The Gallery Shopping Plaza
 Knoxville, Tennessee                3,376        9,037          (3,392)

Governor's Park Apartments
 Little Rock, Arkansas                 423        5,701             (93)

Twin Lakes Apartments
 Palm Harbor, Florida                1,928        9,283            (354)

     Totals                         $9,797      $32,398         $(8,889)

The cost removed, net of additions, subsequent to the acquisition is primarily due to write-downs and removals in the prior years.


                          Gross Amount At Which Carried
                               At December 31, 1997
                                  (in thousands)

                                Buildings
                               And Related
                                Personal               Accumulated      Date of       Date         Depreciable
Description            Land     Property     Total    Depreciation   Construction   Acquired       Life-Years
The Gallery -
  Huntsville         $2,341     $ 5,056    $ 7,397    $ 2,149            1986       08/29/86           5-35

The Gallery-
  Knoxville           2,070       6,951      9,021      2,572            1984       09/04/86           5-35

Governor's Park         423       5,608      6,031      2,420            1985       08/29/86           5-35

Twin Lakes            1,700       9,157     10,857      3,382            1986       08/28/86           5-35

Totals               $6,534     $26,772    $33,306    $10,523


Each of the Partnership's properties is secured by a first mortgage or deed of trust in connection with the issuance of an Amended and Restated Surety Note, Bond Notes and Suretyship Agreement.

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                        Years Ended December 31,
                                           1997         1996

Real Estate
Balance at beginning of year            $33,160     $32,985
 Property improvements                      146         184
 Disposals of property                       --          (9)
Balance at end of year                  $33,306     $33,160

Accumulated Depreciation
Balance at beginning of year            $ 9,676     $ 8,840
 Additions charged to expense               847         842
 Disposals of property                       --          (6)
Balance at end of year                  $10,523     $ 9,676


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $44,052,000 and $43,906,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $21,325,000 and $19,789,000, respectively.

NOTE G - REVENUES

The future minimum rents to be received from commercial tenants under noncancelable operating leases are as follows (in thousands):


1998                                          $1,906
1999                                           1,583
2000                                           1,371
2001                                           1,050
2002                                             704
Thereafter                                     1,191
                                              $7,805


NOTE H - CONTINGENCY

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


NOTE I - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 59, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of U. S. Realty I Corporation are set forth below. There are no family relationships between or among any officers or directors.


     NAME OF INDIVIDUAL            POSITION                   AGE

     William H. Jarrard, Jr.       President/Director          51

     Ronald Uretta                 Vice President/Treasurer    41

     Martha L. Long                Controller                  38

     Daniel M. LeBey               Vice President/Secretary    32

     Robert D. Long, Jr.           Vice President              30

     Kelley M. Buechler            Assistant Secretary         40


William H. Jarrard, Jr. has been President and Director of the Corporate General Partner since August 1994. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporate General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Corporate General Partner since August 1994 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Corporate General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of the Corporate General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Corporate General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner since June 1996 and Assistant Secretary of Insignia since January 1991.

ITEM 10.   EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

No director or officer of the Corporate General Partner owns any Units.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended December 31, 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. This loan may not be repaid until the Partnership's long term debt is repaid. The balance at December 31, 1997, including accrued interest is approximately $548,000.

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


                                                    1997        1996
                                                     (in thousands)
  Property management fees                          $292        $289
  Reimbursement for services of affiliates  (1)      159         138
  Lease commissions                                   57          --
  Due to General Partner                             548         524


(1) Included in "reimbursements for services of affiliates" for 1997 are approximately $7,000 in reimbursements for construction oversight costs. There were no such costs in 1996.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

For a more detailed description of the management fee, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

ITEM 13.   EXHIBITS, AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b)  Reports on Form 8-K filed in the fourth quarter of fiscal year
              1997:

              None.


                                    SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant used this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                 By: U.S. Realty I Corporation
                     Corporate General Partner



                 By: /s/William H. Jarrard, Jr.
                     William H. Jarrard, Jr.
                     President/Director



                 Date: March 24, 1998

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/William H. Jarrard, Jr.        President/Director          March 24, 1998
William H. Jarrard, Jr.


/s/Ronald Uretta                  Vice President/Treasurer    March 24, 1998
Ronald Uretta




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

          *Filed as Exhibits 10iii (a) through (m) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

99 Prospectus of Registrant dated August 19, 1986 (included in Registration Statement, No. 33-2996, of Registrant and incorporated herein by reference).