Form 10QSB
period 1998-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1998-05-14
CIK 788955

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

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

                                 (864) 239-1000
                           Issuer's telephone number

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Restricted cash                                            $   382
  Receivables and deposits, net of $151 for
    doubtful accounts                                            515
  Restricted escrows                                             264
  Other assets                                                   289
  Investment properties:
     Land                                      $  6,534
     Buildings and related personal property     26,812
                                                 33,346
     Less accumulated depreciation              (10,735)      22,611

                                                             $24,061

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                           $    29
  Tenant security deposit liabilities                            130
  Accrued property taxes                                         181
  Other liabilities                                              470
  Due to Corporate General Partner                               554
  Mortgage note payable                                       21,020

Partners' Capital (Deficit)
  General partners                             $   (445)
  Depositary unit certificate holders
     (2,440,000 units authorized;
     1,222,000 units issued and outstanding)      2,122        1,677

                                                             $24,061


                 See Accompanying Notes to Financial Statements


b)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                 Three Months Ended
                                                      March 31,
                                                  1998        1997
Revenues:
Rental income                                    $1,328     $1,366
Other income                                         48         42
  Total revenues                                  1,376      1,408

Expenses:
Operating                                           373        417
General and administrative                           65         45
Depreciation                                        212        210
Interest                                            549        561
Property taxes                                      116        112
  Total expenses                                  1,315      1,345

Net income                                       $   61     $   63

Net income allocated to general partners (1%)    $    1     $    1
Net income allocated to depositary unit
  certificate holders (99%)                          60         62

                                                 $   61     $   63

Net income per depositary unit certificate       $  .05     $  .05


                 See Accompanying Notes to Financial Statements


c)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                                             Depositary
                                    Depositary                  Unit
                                       Unit       General   Certificate
                                  Certificates    Partners    Partners    Total


Original capital contributions      1,222,000    $     2      $ 30,550  $ 30,552

Partners' capital (deficit) at
  December 31, 1997                 1,222,000    $  (446)     $  2,062  $  1,616

Net income for the three months
  ended March 31, 1998                     --          1            60        61

Partners' capital (deficit) at
  March 31, 1998                    1,222,000    $  (445)     $  2,122  $  1,677


                 See Accompanying Notes to Financial Statements


d)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Three Months Ended
                                                               March 31,
                                                          1998         1997
Cash flows from operating activities:
  Net income                                             $   61       $   63
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                            212          210
    Amortization                                              4           15
    Change in accounts:
      Restricted cash                                       (50)        (256)
      Receivables and deposits                              (84)         (97)
      Other assets                                           20           (3)
      Accounts payable                                        1          (16)
      Tenant security deposit liabilities                     9           (3)
      Accrued property taxes                                 47          112
      Due to Corporate General Partner                        6            6
      Other liabilities                                     (51)         120

       Net cash provided by operating activities            175          151

Cash flows from investing activities:
  Property improvements and replacements                    (40)         (15)
  Withdrawals from (deposits to) restricted escrows           3          (53)

       Net cash used in investing activities                (37)         (68)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (138)         (83)

       Net cash used in financing activities               (138)         (83)

Net increase in cash and cash equivalents                    --           --

Cash and cash equivalents at beginning of period             --           --
Cash and cash equivalents at end of period               $   --       $   --

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  528       $  439

                 See Accompanying Notes to Financial Statements


e)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U. S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - RECONCILIATION OF CASH FLOWS

The Partnership considers all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructure in October of 1993.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Corporate General Partner's ultimate parent company is Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Transactions between the Partnership and affiliates of the Corporate General Partner for the three months ended March 31, 1998 and 1997 were as follows:


                                                           1998        1997
                                                            (in thousands)

Property management fees (included in operating expenses)  $ 72        $ 75

Reimbursement for services of affiliates, including
  approximately $1,000 of construction oversight
  reimbursements in 1997 (included in general and
  administrative and operating expenses)                     28          17

Due to Corporate General Partner--
  includes principal and accrued interest                   554         530


For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent which placed the master policy.
The agent assumed the financial obligations to the affiliate of the Corporate General Partner, which receives payment on these obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                       Average
                                                      Occupancy
Property                                          1998          1997

Twin Lakes Apartments
  Palm Harbor, Florida                             93%         96%

Governor's Park Apartments
  Little Rock, Arkansas                            94%         91%

The Gallery - Huntsville
  Huntsville, Alabama                              95%         96%

The Gallery - Knoxville
  Knoxville, Tennessee                             88%         93%

The Corporate General Partner attributes the increase in occupancy at Governor's Park to aggressive marketing and concession plans during the fall of 1997 to improve resident retention in winter months. The Corporate General Partner attributes the decrease in occupancy at The Gallery - Knoxville to the continued vacancy of approximately 4,000 square feet of space since the third quarter of 1997.

Results of Operations

The Partnership's net income for the three months ended March 31, 1998, was approximately $61,000 as compared to approximately $63,000 for the three months ended March 31, 1997. Although net income remained stable, rental income decreased which was offset by a corresponding decrease in total expenses.
Rental income decreased as a result of decreases in occupancy at three of the Partnership's properties. General and administrative expenses increased due to increases in expense reimbursements. Offsetting the increase in general and administrative expenses was decreases in both operating expenses and interest expense. Operating expenses decreased due to decreases in maintenance and amortization expenses. Decreases in major landscaping, floor covering and other maintenance were primarily responsible for the decrease in maintenance expense. Amortization expense decreased due to software becoming fully amortized in 1997 and a decrease in lease commissions as a result of a major tenant at The Gallery
- Knoxville moving out during 1997 at which time the remaining unamortized lease commission was expensed in 1997. Interest expense decreased due to a decrease in the principal balance of the mortgage note payable.

Included in operating expenses for the three months ended March 31, 1998 is approximately $2,000 of major repairs and maintenance comprised primarily of window covering replacements. Included in operating expenses for the three months ended March 31, 1997 is approximately $10,000 of major repairs and maintenance comprised primarily of window coverings, golf carts, and major landscaping.

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

Liquidity and Capital Resources

Based on the terms of the 1993 debt restructure, all cash is considered restricted. Net cash provided by operating activities increased primarily as a result of the decrease in restricted cash, accrued property taxes and other liabilities. These changes are due to the timing of payments to vendors, the timing of rental collections and a decrease in accrued interest as a result of increased payments on the mortgage note payable throughout 1997. Net cash used in investing activities decreased due to a decrease in deposits to restricted escrows which was partially offset by an increase in property improvements and replacements. Net cash used in financing activities increased as a result of an increase in principal payments on the mortgage note payable. Total principal and interest payments are based upon excess cash flows at the properties and are allocated first to accrued interest and the remainder to principal. Although excess cash flows were relatively consistent for the three months ended March 31, 1998 and 1997, the increase in the principal payments is attributed to lower accrued interest therefore, a larger portion of the payments are applied to principal.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $21,020,000 requires a balloon payment on August 1, 2001, at which time the properties will be refinanced or sold. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.
The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended March 31, 1998.



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


                             U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                             By: U. S. Realty I Corporation
                                 Corporate General Partner

                             By: /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                             By: /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                             Date:  May 14, 1998