Form 10QSB
period 1998-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1998-08-11
CIK 788955

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

                  For the quarterly period ended June 30, 1998

                                       or

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Restricted cash                                               $   436
  Receivables and deposits, net of $130 for
     doubtful accounts                                              601
  Restricted escrows                                                267
  Other assets                                                      307
  Investment properties:
     Land                                           $  6,534
     Buildings and related personal property          26,857
                                                      33,391
     Less accumulated depreciation                   (10,948)    22,443

                                                                $24,054

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                              $    28
  Tenant security deposit liabilities                               120
  Accrued property taxes                                            299
  Other liabilities                                                 476
  Due to corporate general partner                                  554
  Mortgage notes payable                                         20,857

Partners' Capital (Deficit)
  General partners                                  $  (445)
  Depositary unit certificate holders
    (1,222,000 units issued and outstanding)          2,165       1,720

                                                                $24,054

                 See Accompanying Notes to Financial Statements


b)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)

                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
                                               1998       1997       1998       1997
Revenues:
  Rental income                             $ 1,320    $ 1,259    $ 2,648    $ 2,625
  Other income                                   50         43         98         85
     Total revenues                           1,370      1,302      2,746      2,710

Expenses:
  Operating                                     406        390        779        807
  General and administrative                     54         63        119        108
  Depreciation                                  213        211        425        421
  Interest                                      536        562      1,085      1,123
  Property taxes                                118        115        234        227
     Total expenses                           1,327      1,341      2,642      2,686

  Net income (loss)                         $    43    $   (39)   $   104    $    24

Net income (loss) allocated
  to general partners (1%)                  $    --    $    --    $     1    $    --
Net income (loss) allocated to depositary
  unit certificate holders (99%)                 43        (39)       103         24
                                            $    43    $   (39)   $   104    $    24
Net income (loss) per depositary
  unit certificate                          $   .03    $  (.03)   $   .08    $   .02

                 See Accompanying Notes to Financial Statements

c)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                                             Depositary
                                    Depositary                  Unit
                                       Unit       General    Certificate
                                   Certificates   Partners    Partners      Total
Original capital contributions      1,222,000    $     2     $ 30,550     $ 30,552

Partners' (deficit) capital at
  December 31, 1997                 1,222,000    $  (446)    $  2,062     $  1,616

Net income for the six months
  ended June 30, 1998                      --          1          103          104

Partners' (deficit) capital at
  June 30, 1998                     1,222,000    $  (445)    $  2,165     $  1,720

                 See Accompanying Notes to Financial Statements

d)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended
                                                               June 30,
                                                            1998       1997
Cash flows from operating activities:
  Net income                                               $  104     $   24
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation                                              425        421
    Amortization of lease commissions and software              7         28
    Change in accounts:
      Restricted cash                                        (104)       (65)
      Receivables and deposits                               (170)      (280)
      Other assets                                             (1)       (44)
      Accounts payable                                         --        (34)
      Tenant security deposit liabilities                      (1)        (2)
      Accrued property taxes                                  165        226
      Due to Corporate General Partner                          6         12
      Other liabilities                                       (45)        23

         Net cash provided by operating activities            386        309

Cash flows from investing activities:
  Property improvements and replacements                      (85)       (42)
  Deposits to restricted escrows                               --        (27)

         Net cash used in investing activities                (85)       (69)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (301)      (240)

         Net cash used in financing activities               (301)      (240)

Net change in cash and cash equivalents                        --         --

Cash and cash equivalents at beginning of period               --         --
Cash and cash equivalents at end of period                 $   --     $   --

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $1,065     $1,092

                 See Accompanying Notes to Financial Statements

e)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U. S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

Transactions between the Partnership and affiliates of the Corporate General Partner for the six months ended June 30, 1998 and 1997 were as follows:


                                                                1998       1997
                                                                 (in thousands)

Property management fees (included in operating expense)        $147       $143
Reimbursement for services of affiliates, including
  approximately $1,000 and $3,000 of construction oversight
  reimbursements in 1998 and 1997, respectively (included in
  general and administrative and operating expenses)              58         50
Due to Corporate General Partner--
  includes principal and accrued interest                        554        536


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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                              Average
                                             Occupancy
                                          1998      1997
Twin Lakes Apartments
  Palm Harbor, Florida                     92%       93%

Governor's Park Apartments
  Little Rock, Arkansas                    93%       90%

The Gallery - Huntsville
  Huntsville, Alabama                      93%       96%

The Gallery - Knoxville
  Knoxville, Tennessee                     88%       93%


The Corporate General Partner attributes the increase in occupancy at Governor's Park to aggressive marketing and concession plans directed specifically to the medical professionals in the area. The Corporate General Partner attributes the decrease in occupancy at both The Gallery - Knoxville and The Gallery - Huntsville to the continuing vacancy of approximately 9,000 and 4,500 square feet of space respectively that was occupied during the six months ended June 30, 1997.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 1998, was approximately $43,000 and $104,000, respectively as compared to approximately ($39,000) and $24,000, respectively for the three and six months ended June 30, 1997. The increase in net income is primarily attributable to an increase in rental and other income, and decreases in operating and interest expenses. Rental income increased due to the increase in occupancy at Governor's Park as discussed above and rental rate increases at Twin Lakes. Other income increased primarily due to increases in lease cancellation fees and corporate unit income at both Twin Lakes and Governor's Park Apartments. Operating expense decreased due to a decrease in amortization expense. Amortization expense decreased due to software becoming fully amortized in 1997 and a decrease in lease commissions as a result of a major tenant at The Gallery
- Knoxville moving out during 1997 at which time the remaining unamortized lease commission was expensed in 1997. Interest expense decreased for the three and six month periods due to a decrease in the principal balance of the mortgage note payable.

Included in operating expense for the six months ended June 30, 1998 is approximately $12,000 of major repairs and maintenance comprised of construction services, major landscaping and window coverings. Included in operating expense for the six months ended June 30, 1997 is approximately $21,000 of major repairs and maintenance comprised primarily of golf carts, construction services, major landscaping and window coverings.

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

Liquidity and Capital Resources

Based on the terms of the debt restructure, all cash is considered restricted. Net cash provided by operating activities increased primarily as a result of an increase in net income as discussed above and a smaller increase in receivables and deposits as compared to June 30, 1997. These increases were offset by a decrease in other liabilities and a smaller increase in accrued property taxes as compared to June 30, 1997. These changes are due to the timing of payments to vendors, the timing of rental collections and a decrease in accrued interest as a result of increased payments on the mortgage note payable throughout 1997 and 1998. Net cash used in investing activities increased due to an increase in property improvements and replacements, which was partially offset by a decrease
in deposits to restricted escrows.   Net cash used in financing activities
increased as a result of an increase in principal payments on the mortgage note payable. Total principal and interest payments are based upon excess cash flows at the properties and are allocated first to accrued interest and the remainder to principal. Although excess cash flows were relatively consistent for the six months ended June 30, 1998 and 1997, the increase in principal payments is attributed to lower accrued interest; therefore, a larger portion of the payments are applied to principal.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $20,857,000 requires a balloon payment on August 1, 2001, at which time the properties will either be refinanced or sold. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.
The Corporate General Partner is currently assessing the feasibility of marketing the Partnership's two commercial properties or refinancing the mortgage encumbering the Partnership's investment properties.


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

        b)     Reports on Form 8-K:

               None filed during the quarter ended June 30, 1998.



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


                             Date:  August 11, 1998