Form 10QSB
period 1998-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1998-11-12
CIK 788955

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

               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                                 BALANCE SHEET


                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Restricted cash                                                   $   390
  Receivables and deposits, net of $80 for
     doubtful accounts                                                  518
  Restricted escrows                                                    270
  Other assets                                                          293
  Investment properties:
     Land                                               $  6,534
     Buildings and related personal property              26,894
                                                          33,428
     Less accumulated depreciation                       (11,163)    22,265

                                                                    $23,736

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                  $    42
  Tenant security deposit liabilities                                   116
  Accrued property taxes                                                405
  Other liabilities                                                     483
  Due to corporate general partner                                      560
  Mortgage notes payable                                             20,644

Partners' Capital (Deficit)
  General partners                                      $  (447)
  Depositary unit certificate holders
     (1,222,000 units issued and outstanding)             1,933       1,486

                                                                    $23,736

                 See Accompanying Notes to Financial Statements



b)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per unit data)



                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                          1998      1997      1998      1997
Revenues:
  Rental income                         $ 1,150   $ 1,298   $ 3,798   $ 3,923
  Other income                               42        36       140       121
     Total revenues                       1,192     1,334     3,938     4,044

Expenses:
  Operating                                 414       595     1,193     1,402
  General and administrative                 48        58       167       166
  Depreciation                              215       213       640       634
  Interest                                  579       565     1,664     1,688
  Property taxes                            170       112       404       339
     Total expenses                       1,426     1,543     4,068     4,229

  Net loss                              $  (234)  $  (209)  $  (130)  $  (185)

Net loss allocated to
  general partners (1%)                 $    (2)  $    (2)  $    (1)  $    (2)
Net loss allocated to depositary
  unit certificate holders (99%)           (232)     (207)     (129)     (183)
                                        $  (234)  $  (209)  $  (130)  $  (185)
Net loss per depositary
  unit certificate                      $  (.19)  $  (.17)  $  (.11)  $  (.15)

                 See Accompanying Notes to Financial Statements


c)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                             Depositary
                                    Depositary                  Unit
                                       Unit       General    Certificate
                                   Certificates   Partners    Partners      Total
Original capital contributions      1,222,000    $     2     $ 30,550     $ 30,552

Partners' (deficit) capital at
  December 31, 1997                 1,222,000    $  (446)    $  2,062     $  1,616

Net loss for the nine months
  ended September 30, 1998                 --         (1)        (129)        (130)

Partners' (deficit) capital at
  September 30, 1998                1,222,000    $  (447)    $  1,933     $  1,486

                 See Accompanying Notes to Financial Statements


d)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Nine Months Ended
                                                           September 30,

                                                         1998         1997
Cash flows from operating activities:
  Net loss                                             $ (130)      $ (185)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Depreciation                                          640          634
    Amortization of lease commissions and software         10           35
    Change in accounts:
      Restricted cash                                     (58)         (11)
      Receivables and deposits                            (87)        (354)
      Other assets                                         10           56
      Accounts payable                                     14            4
      Tenant security deposit liabilities                  (5)           1
      Accrued property taxes                              271          276
      Due to Corporate General Partner                     12           18
      Other liabilities                                   (38)          72

         Net cash provided by operating activities        639          546

Cash flows from investing activities:
  Property improvements and replacements                 (122)         (91)
  Deposits to restricted escrows                           (3)         (53)

         Net cash used in investing activities           (125)        (144)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (514)        (402)

         Net cash used in financing activities           (514)        (402)

Net change in cash and cash equivalents                    --           --

Cash and cash equivalents at beginning of period           --           --
Cash and cash equivalents at end of period             $   --       $   --

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $1,630       $1,630

                 See Accompanying Notes to Financial Statements


e)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U. S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - RECONCILIATION OF CASH FLOWS

The Partnership considers all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructure in October of 1993.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the Corporate General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Transactions between the Partnership and affiliates of the Corporate General Partner for the nine months ended September 30, 1998 and 1997 were as follows:


                                                               1998       1997
                                                                (in thousands)

Property management fees (included in operating expense)        $220      $220
Reimbursement for services of affiliates, including
  approximately $3,000 and $6,000 of construction oversight
  reimbursements in 1998 and 1997, respectively (included in
  general and administrative and operating expenses)              89        78
Due to Corporate General Partner--
  includes principal and accrued interest                        560       542

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

NOTE D - SUBSEQUENT EVENT

Subsequent to September 30, 1998, the Partnership entered into an agreement with an unaffiliated party to sell The Gallery - Knoxville. The potential purchaser is currently conducting the due diligence review of the property, pursuant to the Contract to Purchase and Sell Property. The Corporate General Partner expects the sale to be completed by November 1998.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Corporate General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and two commercial shopping centers. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                                            Average
                                           Occupancy
                                       1998        1997
Twin Lakes Apartments
  Palm Harbor, Florida                 93%         94%

Governor's Park Apartments
  Little Rock, Arkansas                92%         92%

The Gallery - Huntsville
  Huntsville, Alabama                  93%         97%

The Gallery - Knoxville
  Knoxville, Tennessee                 89%         92%

The Corporate General Partner attributes the decrease in occupancy at both The Gallery - Knoxville and The Gallery - Huntsville to the continuing vacancy of space that was occupied during the nine months ended September 30, 1997. Brochures have been mailed to prospective tenants for The Gallery - Huntsville which has started to generate the renewed interest in the available space. The Gallery - Knoxville is currently under contract for sale. The Corporate General Partner expects the sale to be completed by November 1998.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 1998, was approximately $234,000 and $130,000, respectively as compared to approximately $209,000 and $185,000, respectively for the three and nine months ended September 30, 1997. The decrease in net loss is primarily attributable to an increase in other income and a decrease in operating expense. The decrease in net loss was partially offset by an increase in property tax expense and a decrease in rental income. Other income increased primarily due to increases in lease cancellation fees at both Twin Lakes Apartments and Governor's Park Apartments. Operating expense decreased as a result of a decrease in other leasing expense, amortization of lease commissions and maintenance expense. Other leasing expense decreased due to a major tenant at The Gallery - Knoxville moving out during 1997. As a result, the remaining unamortized lease commission of $60,000 was expensed in the third quarter of 1997. Amortization expense decreased due to software becoming fully amortized in 1997 and a decrease of lease commissions as discussed above. Maintenance expense decreased as a result of an exterior painting project at Twin Lakes Apartments that was started and completed in the third quarter of 1997. Rental income decreased as a result of the decrease in occupancy at both The Gallery - Huntsville and The Gallery - Knoxville as noted above. Property tax expense increased as a result of a correction in the amount accrued for taxes during 1997.

Included in operating expense for the nine months ended September 30, 1998 is approximately $23,000 of major repairs and maintenance comprised of exterior building repairs, major landscaping and window coverings. Included in operating expense for the nine months ended September 30, 1997 is approximately $141,000 of major repairs and maintenance comprised primarily of exterior building repairs, major landscaping and exterior painting.

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

Liquidity and Capital Resources

Based on the terms of the debt restructure, all cash is considered restricted. Restricted cash at September 30, 1998 was $58,000 as compared to $11,000 at September 30, 1997. Net cash provided by operating activities increased primarily as a result of a decrease in net loss as discussed above and an increase in receivables and deposits as compared to September 30, 1997. These increases were offset by a decrease in other liabilities as compared to September 30, 1997. These changes are due to the timing of payments to vendors, the timing of rental collections and a decrease in accrued interest as a result of increased payments on the mortgage note payable throughout 1997 and 1998.
Net cash used in investing activities decreased due to a decrease in deposits to restricted escrows which was partially offset by an increase in property
improvements and replacements.   Net cash used in financing activities increased
as a result of an increase in principal payments on the mortgage notes payable. Total principal and interest payments are based upon excess cash flows at the properties and are allocated first to accrued interest and the remainder to principal. Although excess cash flows were relatively consistent for the nine months ended September 30, 1998 and 1997, the increase in principal payments is attributed to lower accrued interest; therefore, a larger portion of the payments are applied to principal.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Corporate General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $20,857,000 requires a balloon payment on August 1, 2001. The Corporate General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership
will risk losing such properties through foreclosure.   Pursuant to the loan
agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid. The Corporate General Partner is currently negotiating with an unaffiliated third party for the sale of The Gallery - Knoxville. The sale is anticipated to occur during November 1998. The Corporate General Partner is currently assessing the feasibility of marketing The Gallery - Huntsville or refinancing the mortgage encumbering the Partnership's investment properties.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Corporate General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Corporate General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Corporate General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Corporate General Partner
is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Corporate General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Corporate General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

         b)   Reports on Form 8-K:

              None filed during the quarter ended September 30, 1998.


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



                               U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                               By:        U. S. Realty I Corporation
                                          Corporate General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 12, 1998