Form 10KSB
period 1998-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1999-03-30
CIK 788955

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or

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

State issuer's revenues for its most recent fiscal year.  $5,293,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None




                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. The Registrant commenced operations on August 26, 1986, and acquired its first property, a newly constructed apartment property, on August 28, 1986. Prior to September 5, 1986, it acquired an existing apartment property, a newly constructed shopping center and an existing shopping center. The Registrant continues to own and operate three of these properties. One of the shopping centers was sold on February 1, 1999. See "Item 2. Description of Properties."

Commencing on August 26, 1986, the Registrant delivered 1,222,000 Depositary Unit Certificates, representing assignments of limited partnership interests ("DUCs"), to Wheat First Securities, Inc. and received $30,550,000 ($25.00 per
DUC) in proceeds. The DUCs were offered by several underwriters in minimum investment amounts of 100 DUCs ($25.00 per DUC). The Registrant also received $16,369,000 as proceeds from a contemporaneous private bond offering. The Registrant used substantially all of the proceeds from these offerings to acquire its initial four operating properties.

On April 1, 1993, the Partnership filed for protection under Chapter 11 of the Federal Bankruptcy Code. The filing was made due to the Partnership's inability to repay its secured debt due to an insurance company (see "Note E" of financial statements). On April 23, 1993, the Partnership filed a Reorganization Plan ("the Plan") with the United States Bankruptcy Court for the District of South Carolina. The significant provision of the Plan was the refinancing of the secured debt. On July 23, 1993, the Court entered an order confirming the Partnership's Plan. On January 27, 1994, the Court closed the case.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Corporate General Partner for the years ended December 31, 1998 and 1997. With respect to the Partnership's commercial properties these services were provided by affiliates of the Corporate General Partner for the nine months ended September 30, 1998 and the year ended December 31, 1997. As of October 1, 1998 the management services were provided by an unaffiliated party for the commercial properties.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments or commercial space at the Registrant's properties and the rents that may charged for such apartments and commercial space. While the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments and commercial property is local. In addition, various limited partnerships have been formed by the Corporate General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                             Date of
 Property                    Purchase    Type of Ownership           Use

 The Gallery - Huntsville    08/29/86 Fee ownership subject to Retail
  Huntsville, Alabama                 first mortgage           Approximately
                                                               101,000 s.f.
 The Gallery - Knoxville (1) 09/04/86 Fee ownership subject to Retail
  Knoxville, Tennessee                first mortgage           Approximately
                                                               100,000 s.f.

 Governor's Park Apartments  08/29/86 Fee ownership subject to Apartment
  Little Rock, Arkansas               first mortgage           154 units

 Twin Lakes Apartments       08/28/86 Fee ownership subject to Apartment
  Palm Harbor, Florida                first mortgage           262 units

(1) Subsequent to December 31, 1998 this property was sold to an unaffiliated party. See "Subsequent Event" below for more details.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.


                     Gross

                    Carrying  Accumulated                   Federal

Property             Value    Depreciation  Rate  Method   Tax Basis

                       (in thousands)                    (in thousands)

The Gallery -

  Huntsville         $ 7,404    $ 2,329      5-35  S/L       $7,353

The Gallery -

  Knoxville            9,025      2,789      5-35  S/L        7,327


Governor's Park        6,074      2,579      5-35  S/L        1,963


Twin Lakes            10,957      3,683      5-35  S/L        4,697


                     $33,460    $11,380                      21,340


See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loan encumbering the Registrant's properties.


                   Principal                                         Principal

                   Balance At      Stated                             Balance

                  December 31,    Interest    Period     Maturity     Due At

                      1998          Rate     Amortized     Date    Maturity (2)

                 (in thousands)

 U.S. Realty

 Partnership        $20,582        10.00%    95 months   08/01/01      (1)


(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

(2) See Item 7, Financial Statements _ Note E for information with respect to the Registrant's ability to prepay these loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                Average Annual          Average Annual

                                 Rental Rates             Occupancy

Property                     1998          1997        1998       1997


The Gallery _ Huntsville $  9.65/s.f.  $  8.99/s.f.     92%       98%

The Gallery _ Knoxville    12.54/s.f.    13.24/s.f.     89%       91%

Governor's Park            6,696/unit    6,609/unit     91%       92%

Twin Lakes                 7,475/unit    7,227/unit     93%       93%


The Corporate General Partner attributes the decrease in occupancy at The Gallery-Huntsville to the continuing vacancy of space that was occupied during the year ended December 31, 1997. Brochures have been mailed to prospective tenants for The Gallery-Huntsville, which has started to generate renewed interest in the available space. As disclosed during the quarter ended September 30, 1998, The Gallery - Knoxville was under contract for sale. This sale took place on February 1, 1999.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Corporate General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units of one year or less. No residential tenant leases 10% or more of the available rental space. The commercial buildings are retail sales outlets which lease available space from one to ten years. See Notes A and I to the Financial Statements for information as to the principle terms of the leases at The Gallery - Huntsville. All properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the lease expirations for the years 1999-2008 for The Gallery - Huntsville:


 The Gallery      Number of                                  % of Gross

 Huntsville      Expirations  Square Feet    Annual Rent     Annual Rent

                                            (in thousands)


 1999                7           23,203       $212             25.04%

 2000                1            3,755         26              3.02%

 2001                4           18,000        205             24.23%

 2002                2           13,500        103             12.16%

 2003                0               --         --                --

 2004                3           18,400        229             27.11%

 2005                0               --         --                --

 2006                1            3,600         31              3.71%

 2007                0               --         --                --

 2008                1            6,500         40              4.73%


The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for The Gallery - Huntsville.

                           Nature of  Square Footage   Annual Rent     Lease
                            Business      Leased     Per Square Foot Expiration

 The Gallery - Huntsville  Book Store    12,000         $ 7.25        02/28/02
                           Shoe Store    13,800          13.13        09/14/04

SCHEDULE OF REAL ESTATE TAXES AND RATES:


                                                  1998             1998

                                                Billing            Rate

                                             (in thousands)

   The Gallery - Huntsville                    $ 67              5.80%

   The Gallery - Knoxville                      139              5.56%

   Governor's Park                               63              6.39%

   Twin Lakes                                   174              2.08%


CAPITAL IMPROVEMENTS:

THE GALLERY - HUNTSVILLE

During 1998, the Partnership completed $7,500 of capital improvements at the property, consisting primarily of tenant improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $144,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $11,000 for 1999 which includes tenant improvements.

THE GALLERY - KNOXVILLE

During 1998, the Partnership completed $4,500 of capital improvements at the property, consisting primarily of tenant improvements. These improvements were funded primarily from cash flow. This property was sold February 1, 1999.

GOVERNOR'S PARK APARTMENTS

During 1998, the Partnership completed $42,000 of capital improvements at the property, consisting primarily of roof and floor covering replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $231,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $257,000, for 1999 which includes roofing, stairwells, and balcony repairs.

TWIN LAKES APARTMENTS

During 1998, the Partnership completed $100,000 of capital improvements at the property, consisting primarily of building improvements, appliance and floor covering replacement. These improvements were funded primarily from cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $436,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $454,000 for 1999 which includes roofing, gutter repairs, and exterior lighting.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the quarter ended December 31, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.





                                    PART II


ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNERSHIP MATTERS

As of December 31, 1998, the number of DUC holders of record was 2,033. Transfer of DUCs is subject to certain suitability and other requirements. Due to the security being delisted during 1990, no public trading market has developed and it is not anticipated that such a market will develop in the future. No distributions were made in 1998 or 1997. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid. An affiliate of the Corporate General Partner acquired 243,831 DUCs during the first quarter of 1999 representing 19.95% of the total DUCs.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 1998 was $76,000 as compared to $248,000 for the year ended December 31, 1997. (See "Note F" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable losses). The decrease in net loss is primarily attributable to a decrease in total expenses, offset by a decrease in total revenue. The decrease in total revenue is due to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased as a result of the decrease in occupancy at The Gallery _ Huntsville and a decrease in the average annual rental rates at The Gallery- Knoxville as noted in "Item
2. Description of Properties." Other income increased as a result of an increase in interest income due to increased balances in interest-bearing accounts.

Expenses decreased due to a reduction in operating expense. Operating expense decreased due to decreases in other leasing expense, amortization of lease commissions and maintenance expense. Other leasing expense decreased due to a major tenant at The Gallery _ Knoxville moving out during 1997. As a result, the remaining unamortized lease commission of $60,000 was expensed in the third quarter of 1997. Amortization expense decreased due to software becoming fully amortized in 1997 and a decrease of lease commissions as discussed above. Maintenance expense decreased as a result of an exterior painting project at Twin Lakes Apartments that was started and completed in the third quarter of 1997. Maintenance expense also decreased due to a decrease in 1998 of major landscaping and exterior building renovations at the residential properties to improve the appearance of the properties.

General and administrative, interest, property tax and depreciation expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

Based upon the terms of the debt structure, all cash and cash equivalents are considered restricted. At both December 31, 1998 and 1997, the Partnership had a balance of zero on its statements of cash flow for cash and cash equivalents. In fact at December 31, 1998, cash provided by operating activities of approximately $735,000 was totally offset by approximately $159,000 of cash used in investing activities and approximately $576,000 of cash used in financing activities. Net cash used in investing activities consisted of capital improvements and net deposits to restricted escrow accounts. Net cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Registrant has budgeted approximately $722,000 in capital improvements for all the Registrant's remaining properties in 1999. Budgeted capital improvements at The Gallery-Huntsville include tenant improvements. Budgeted capital improvements at Governor's Park Apartments include roofing, stairwells, and balcony repairs. Budgeted capital improvements at the Twin Lakes Apartments include roofing, gutter repairs, and exterior lighting. Capital improvements at the Gallery-Knoxville were not budgeted due to the sale of the property on February 1, 1999. The total mortgage indebtedness of $20,582,000 requires a balloon payment on August 1, 2001. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.
The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties.

Subsequent Event

Subsequent to December 31, 1998, the Partnership sold The Gallery _ Knoxville, to an unaffiliated third party. The sale was completed on February 1, 1999 for $9,300,000. The net proceeds from the sale were used to pay down the mortgage encumbering the Partnership's remaining investment properties.

The following unaudited pro-forma information reflects the operations of the Partnership for the year ended December 31, 1998 and 1997, as if The Gallery - Knoxville had been sold December 31, 1996.

                                          1998             1997
                                     (in thousands, except unit data)

Revenues                                $3,851            $3,894
Net loss                                  (886)             (987)
Loss per limited partnership unit         (.72)             (.80)

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.  FINANCIAL STATEMENTS


U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



          Report of Ernst & Young LLP, Independent Auditors

          Balance Sheet - December 31, 1998

          Statements of Operations - Years ended December 31, 1998 and 1997

          Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

          Statements of Cash Flows - Years ended December 31, 1998 and 1997

          Notes to Financial Statements





               Report of Ernst & Young LLP, Independent Auditors





The Partners
U. S. Realty Partners Limited Partnership:


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                        /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3,1999



                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



 Assets

 Restricted cash                                                $   557

 Receivables and deposits, net of

   $291 for doubtful accounts                                       420

 Restricted escrows                                                 272

 Other assets                                                       261

 Investment properties (Notes E & H):



   Land                                         $  6,534

   Buildings and related personal property        26,926

                                                  33,460

   Less accumulated depreciation                 (11,380)        22,080


                                                                $23,590


 Liabilities and Partners' Capital (Deficit)


 Liabilities

   Accounts payable                                             $    15

   Tenant security deposit liabilities                              120

   Accrued property taxes                                           203

   Other liabilities                                                570

   Due to Corporate General Partner                                 560

   Mortgage note payable (Note E)                                20,582


 Partners' Capital (Deficit)

   General partners                             $  (447)

   Depository unit certificate holders

   (2,440,000 units authorized, 1,222,000

   units issued and outstanding)                  1,987           1,540


                                                                $23,590



                 See Accompanying Notes to Financial Statements





                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                     Years Ended December 31,

                                                        1998         1997

 Revenues:

    Rental income                                     $5,111       $5,174

    Other income                                         182          169

       Total revenues                                  5,293        5,343


 Expenses:

    Operating                                          1,607        1,829

    General and administrative                           227          222

    Depreciation                                         857          847

    Interest                                           2,225        2,250

    Property taxes                                       453          443

      Total expenses                                   5,369        5,591


 Net loss (Note F)                                    $  (76)      $ (248)


 Net loss allocated to general partner (1%)           $   (1)      $   (2)

 Net loss allocated to depository unit

   certificate holders (99%)                             (75)        (246)


                                                      $  (76)      $ (248)


 Net loss per depository unit certificate             $ (.06)      $ (.20)


                 See Accompanying Notes to Financial Statements






                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                                        Depository

                                   Limited                 Unit

                                 Partnership  General  Certificate

                                    Units    Partners    Holders       Total


 Original capital contributions   1,222,000    $   2      $30,550    $30,552

 Partners' capital (deficit)

  at December 31, 1996            1,222,000    $(444)     $ 2,308    $ 1,864

 Net loss for the year

  ended December 31, 1997                --       (2)        (246)      (248)

 Partners' capital (deficit)

  at December 31, 1997            1,222,000     (446)       2,062      1,616

 Net loss for the year

  ended December 31, 1998                --       (1)         (75)       (76)

 Partners' capital (deficit)

  at December 31, 1998            1,222,000    $(447)     $ 1,987    $ 1,540


                 See Accompanying Notes to Financial Statements




                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended December 31,

                                                       1998          1997

Cash flows from operating activities:

  Net loss                                           $  (76)        $ (248)

  Adjustments to reconcile net loss to

   net cash provided by operating activities:

    Depreciation                                        857            847

    Amortization                                         13             39

    Bad debt expense                                     42             55

    Change in accounts:

      Restricted cash                                  (225)           (68)

      Receivables and deposits                          (31)          (240)

      Other assets                                       39             85

      Accounts payable                                  (13)           (27)

      Tenant security deposit liabilities                (1)            --

      Accrued property taxes                             69             72

      Due to Corporate General Partner                   12             24

      Other liabilities                                  49            113

       Net cash provided by operating activities        735            652


Cash flows from investing activities:

  Property improvements and replacements               (154)          (146)

  Net deposits to restricted escrows                     (5)           (57)

       Net cash used in investing activities           (159)          (203)


Cash flows from financing activities:

  Payments on mortgage note payable                    (576)          (449)

       Net cash used in financing activities           (576)          (449)


Net change in cash and cash equivalents                  --             --


Cash and cash equivalents at beginning of period         --             --


Cash and cash equivalents at end of period           $   --         $   --


Supplemental disclosure of cash flow information:


  Cash paid for interest                             $2,145         $2,172


                 See Accompanying Notes to Financial Statements




                   U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                         Notes to Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B _ Transfer of Control." The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two commercial properties on September 4, 1986, all of which are located in the South. The Partnership sold one of the commercial properties on February 1, 1999.

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

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. This loan may not be repaid until the Partnership's long term debt is repaid. The balance at December 31, 1998, including accrued interest is $560,000.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the Corporate General Partner and DUC holders in accordance with the provisions of the Partnership Agreement.

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the Corporate General Partner. Net loss per DUC for the years ended December 31, 1998 and 1997, was computed as 99% of the net loss divided by 1,222,000 depositary units outstanding.

Investment Properties: Investment properties consist of two apartment complexes and two commercial properties, and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties and commercial properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 1998 and 1997. The Gallery _ Knoxville was sold on February 1, 1999.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership approximates its carrying value.

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

Amortization: Computer software costs were amortized over six years and are fully amortized as of December 31, 1998. Lease commissions are being amortized over a period of one to ten years using the straight-line method over the term of the respective leases and are included in other assets.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred. Commercial property leases vary from one to ten years. For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases. Certain tenants have percentage rent claims which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent totaled approximately $141,000 and $68,000 for 1998 and 1997, respectively.

Restricted Cash

     Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage. The Partnership held $123,000 of such funds at December 31, 1998.

     Net Cash Flow Fund - The Partnership maintains a restricted cash account for the purpose of repayment of the Partnership's debt. The Partnership held approximately $433,000 of such funds at December 31, 1998. The Partnership deposits Net Cash Flow, as defined in the loan agreement, into this account to facilitate "Cash Sweeps" as defined in the loan agreement. On a monthly basis, the Net Cash Flow Fund is disbursed or retained as follows:

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

    (e) fifth, to the payment of the remaining Principal Balance and to any and all other amounts payable to the Surety thereunder, including but not limited to, the additional interest.

Restricted Escrows

     Capital Improvement Account - The Partnership established an interest bearing bank account (see "Note E"), for the purpose of deposit and expenditure of cash flow for Capital Expenditures. The Partnership shall deposit from time to time from revenues a reasonable allowance for Capital Expenditures, provided the amount of such deposit shall have been approved in advance by the Surety. The Partnership may withdraw any amounts on deposit in the Capital Expenditures Account to pay for Capital Expenditures as they are made, provided the amount of such withdrawals shall have been approved in advance by the Surety. At December 31, 1998, the balance was approximately $118,000.

     Working Capital Account - The Partnership established the "Working Capital Account" for the purpose of providing a cash reserve available to the Partnership (see "Note E"). On September 16, 1993, prior to making the first deposit into the Net Cash Flow Fund, the Partnership deposited $150,000 into the Working Capital Account. The bank holds the funds in the Working Capital Account for the benefit of the Surety. The Partnership has the right to access these funds without the consent of the Surety under specific guidelines mutually agreed to by the Partnership and the Surety. Specifically, the Working Capital Account may be used to fund negative cash flow, or emergency or immediate funding needs of a property. At December 31, 1998, the balance was approximately $154,000.

Escrow for Taxes: All escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $277,000 at December 31, 1998 and are included in receivables and deposits.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for detailed disclosures.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $48,000 for the year ended December 31, 1998 and $35,000 for the year ended December 31, 1997.

Reclassifications: Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - SUBSEQUENT EVENT

On February 1, 1999, the Partnership sold The Gallery - Knoxville to an unaffiliated third party, for $9,300,000. The Partnership anticipates realizing a gain of approximately $2,795,000 on the sale during the first quarter of 1999. The proceeds from the sale were used for the payment of closing costs and to paydown the mortgage encumbering the Partnership's properties.

The sales transaction is summarized as follows (amounts in thousands):

 Sale price, net of selling costs            $9,110
 Net real estate (1)                         (6,315)
    Gain on sale of real estate              $2,795

(1)  Accumulated depreciation was approximately $2,789,000.

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable included in receivables and deposits at December 31, 1998, consisted of the following (in thousands):


   Tenant rentals                                         $ 330

   Common area maintenance, insurance and taxes              53

                                                            383


   Less allowance for doubtful accounts                    (291)


                                                          $  92


An analysis of the allowance for doubtful accounts is set forth below (in thousands):


                                          Years Ended December 31,

                                             1998          1997


 Balance at beginning of period              $156          $126

     Charged to expenses                       42            55

     Uncollectible amounts written

      off against related assets               --           (25)

     Amounts collected                         93            --


 Balance at end of period                    $291          $156


NOTE E - MORTGAGE NOTE PAYABLE

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


The principle terms of the note payable are as follows:


                  Principal                                       Principal

                 Balance At      Stated                            Balance

                December 31,    Interest    Period     Maturity     Due At

                    1998          Rate     Amortized     Date      Maturity

               (in thousands)


 U.S. Realty

 Partnership       $20,582       10.00%    95 months   08/01/01       (1)


(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

At December 31, 1998 and 1997, approximately $97,000 and $88,000, respectively, of accrued interest was included in other liabilities.

NOTE F - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except per unit data):


                                              Years Ended December 31,

                                                1998            1997

    Net loss as reported                     $  (76)          $(248)

     Add (deduct):

     Depreciation differences                  (685)           (689)

     Difference in bad debt expense             135              38

     Difference in rents recognized              25              61

     Change in prepaid rentals                  (60)             70

     Other                                      (79)             (8)

    Federal taxable loss                     $ (740)          $(776)


    Federal taxable loss per DUC             $ (.60)          $(.63)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

 Net assets as reported    $ 1,540
 Land and buildings         10,746
 Accumulated depreciation  (11,487)
 Syndication                 2,774
 Other                         167
 Net assets - tax basis    $ 3,740

NOTE G - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the year ended December 31, 1998 and 1997:
                                                              1998      1997

                                                              (in thousands)

  Property management fees (included in operating expenses)   $255      $292

  Reimbursement for services of affiliates (included in

    operating, general and administrative expenses, and

    investment properties) (1)                                 117       159

  Lease commissions                                             --        57

  Due to General Partner                                       560       548


(1) Included in "reimbursements for services of affiliates" for 1998 and 1997 are approximately $3,000 and $7,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $142,000 and $140,000 for the years ended December 31, 1998 and 1997, respectively. For the nine months ending September 30, 1998 and the year ended December 31, 1997, affiliates of the Corporate General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $113,000 and $152,000 for the nine months ending September 30, 1998 and the year ended December 31, 1997, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $117,000 and $159,000 for the nine months ended September 30, 1998 and the year ended December 31, 1998 and 1997, respectively.

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

During the first quarter of 1999, an affiliate of the Corporate General Partner acquired 243,831 DUC's representing 19.95% of the total outstanding DUC's.

NOTE H - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties

                                         Initial Cost

                                        To Partnership

                                        (in thousands)

                                                                  Cost

                                                Buildings     Capitalized

                                               and Related     (Removed)

                                                 Personal    Subsequent to

  Description                         Land       Property     Acquisition

                                                             (in thousands)

  The Gallery - Huntsville

   Huntsville, Alabama              $4,070      $ 8,377        $(5,043)

  The Gallery - Knoxville

   Knoxville, Tennessee              3,376        9,037         (3,388)

  Governor's Park Apartments

   Little Rock, Arkansas               423        5,701            (50)

  Twin Lakes Apartments

   Palm Harbor, Florida              1,928        9,283           (254)


  Totals                            $9,797      $32,398        $(8,735)


The cost removed, net of additions, subsequent to the acquisition is primarily due to write-downs and removals in the prior years.




                         Gross Amount At Which Carried

                               At December 31, 1998

                                  (in thousands)


                         Buildings

                            and

                          Related

                          Personal           Accumulated     Date of      Date   Depreciable

Description       Land    Property   Total   Depreciation  Construction Acquired Life-Years

                                            (in thousands)


The Gallery -

  Huntsville     $2,341  $ 5,063    $ 7,404     $ 2,329        1986     08/29/86    5-35


The Gallery-

   Knoxville      2,070    6,955      9,025       2,789        1984     09/04/86    5-35


Governor's Park     423    5,651      6,074       2,579        1985     08/29/86    5-35


Twin Lakes        1,700    9,257     10,957       3,683        1986     08/28/86    5-35

Totals           $6,534  $26,926    $33,460     $11,380


Each of the Partnership's properties is secured by a first mortgage or deed of trust in connection with the issuance of an Amended and Restated Surety Note, Bond Notes and Suretyship Agreement.

Reconciliation of "Real Estate and Accumulated Depreciation":


                                        Years Ended December 31,

                                          1998          1997

                                             (in thousands)

 Real Estate

 Balance at beginning of year            $33,306     $33,160

    Property improvements                    154         146

    Disposals of property                     --          --

 Balance at end of year                  $33,460     $33,306


 Accumulated Depreciation

 Balance at beginning of year            $10,523     $ 9,676

    Additions charged to expense             857         847

    Disposals of property                     --          --

 Balance at end of year                  $11,380     $10,523


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $44,206,000 and $44,052,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $22,867,000 and $21,325,000, respectively.

NOTE I - REVENUES

The Partnership leases The Gallery _ Huntsville under non-cancellable operating lease agreements. Future minimum rental payments to be received under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):


           1999             $  627

           2000                633

           2001                533

           2002                345

           2003                315

           Thereafter          463

                            $2,916


Rents from tenants of The Gallery - Huntsville exceeding 10% of rental income during 1998 and 1997 were as follows:

                              1998                            1997
                      Amount        Percentage        Amount       Percentage
                  (in thousands)                  (in thousands)

Eye care center         93             11%              93             11%
Bookstore               87             10%              87             10%
Shore store            181             21%             181             21%

NOTE J - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in Arkansas and Florida.
The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of two shopping centers located in Alabama and Tennessee. These properties lease space to various retail businesses terms ranging from 12 months to 10 years.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

                1998                RESIDENTIAL COMMERCIAL    OTHER     TOTALS

 Rental income                        $ 2,655     $ 2,456    $    --   $ 5,111
 Other income                             128          23         31       182
 Interest expense                          --          --      2,225     2,225
 Depreciation                             459         398         --       857
 General and administrative expense        --          --        227       227
 Segment profit (loss)                    944       1,400     (2,420)      (76)
 Total assets                          10,920      11,849        821    23,590
 Capital expenditures for
   investment properties                  142          12         --       154

                1997

 Rental income                        $ 2,641    $  2,533   $     --  $  5,174
 Other income                             102          42         25       169
 Interest expense                          --          --      2,250     2,250
 Depreciation                             452         395         --       847
 General and administrative expense        --          --        222       222
 Segment profit (loss)                    806       1,403     (2,457)     (248)
 Total assets                          11,246      12,305        575    24,126
 Capital expenditures for
   investment properties                  128           18         --      146

NOTE K - LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.





                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners of the Registrant are as follows:

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

Corporate General Partner: The names of the directors and executive officers of U.S. Realty I Corporation, their ages and the nature of all positions with U.S. Realty I Corporation presently held by them are set forth below. There are no family relationships between or among any officers and directors.

 Name                   Age    Position

 Patrick J. Foye        41     Executive Vice President and Director

 Timothy R. Garrick     42     Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Corporate General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant. However during the first quarter of 1999, an affiliate of the Corporate General Partner with an address at 1873 South Bellaire Street, Denver, Colorado acquired in private transactions a total of 243,831 DUCs representing 19.95% of the total outstanding DUCs.

No director or officer of the Corporate General Partner owns any Units.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Corporate General Partner. AIMCO and its affiliates do not currently own any of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the year ended December 31, 1998 and 1997:


                                                              1998      1997

                                                              (in thousands)

  Property management fees (included in operating expenses)   $255      $292

  Reimbursement for services of affiliates (included in

    operating, general and administrative expenses, and

    investment properties) (1)                                 117       159

  Lease commissions                                             --        57

  Due to General Partner                                       560       548


(1) Included in "reimbursements for services of affiliates" for 1998 and 1997 are approximately $3,000 and $7,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $142,000 and $140,000 for the years ended December 31, 1998 and 1997, respectively. For the nine months ending September 30, 1998 and the year ended December 31, 1997, affiliates of the Corporate General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $113,000 and $152,000 for the nine months ending September 30, 1998 and the year ended December 31, 1997, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $117,000 and $159,000 for the nine months ended September 30, 1998 and the year ended December 31, 1998 and 1997, respectively.

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

During the first quarter of 1999, an affiliate of the Corporate General Partner acquired 243.831 DUCs representing 19.95% of total outstanding DUCs.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

         (a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1998: Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.






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


                                U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                By:     U.S. Realty I Corporation
                                        Corporate General Partner

                                By:     /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President

                                By:     /s/Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President - Accounting

                                Date:   March 30, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Patrick J. Foye                            Date:   March 30, 1999
     Patrick J. Foye
     Executive Vice President and Director



By:  /s/Timothy R. Garrick                         Date:   March 30, 1999
     Timothy R. Garrick
     Vice President - Accounting
     and Director



                                 EXHIBIT INDEX

Exhibit

3  See Exhibit 4(a)

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (Incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1,
          1998).

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

(b) Amended and Restated Surety Note, Bond Notes and Suretyship Agreement by and between U.S. Realty Partners Limited Partnership and Continental Casualty Company, dated October 15, 1993. *

(c) First Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated as of October 15, 1993 from U.S. Realty Partners Limited Partnership, a Delaware limited partnership, to Continental Casualty Company, an Illinois insurance company, securing Twin Lakes Apartments, Palm Harbor, Florida. *

(d) State of Florida Uniform Commercial Code - Statement of Change - Form UCC - 3 Rev. 11-88 by U.S. Realty Partners Limited Partnership and Continental Casualty Company. *

(e) First Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated as of October 15, 1993 from U.S. Realty Partners Limited Partnership, a Delaware limited partnership, to Continental Casualty Company, an Illinois insurance company, securing Governor's Park (formerly St. Croix) Apartments, Little Rock, Arkansas. *

(f) Uniform Commercial Code - Standard Form Pulaski County, Arkansas, Statements of Continuation, Partial Release, Assignment, etc. - Form UCC-3 by U.S. Realty Partners Limited Partnership and Continental Casualty Company. *

(g) First Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated as of October 15, 1993 from U.S. Realty Partners Limited Partnership, a Delaware limited partnership, to Continental Casualty Company, an Illinois insurance company, securing Gallery Shopping Plaza, Huntsville, Alabama.*

(h) State of Alabama - Uniform Commercial Code, Statements of Continuation, Partial Release Assignments, etc. - Form UCC-3 by U.S. Realty Partners Limited Partnership and Continental Casualty Company.*

(i) First Amended and Restated Mortgage, Assignment of Rents and Security Agreement dated as of October 15, 1993 from U.S. Realty Partners Limited Partnership, a Delaware limited partnership, to Continental Casualty Company, an Illinois insurance company, securing Gallery Shopping Plaza, Knoxville, Tennessee.*

(j) State of Tennessee Uniform Commercial Code Statements of Continuation Partial Release, Assignment, etc. - Form UCC-3 by U.S. Realty Partners Limited Partnership and Continental Casualty Company. *

(k) First Amended and Restated Assignment of Rents and Leases dated October 15, 1993 from U.S. Realty Partners Limited Partnership to Continental Casualty Company, securing Gallery Shopping Plaza, Huntsville, Alabama and Gallery Shopping Plaza, Knoxville, Tennessee.*

(l) Depositary Agreement dated as of October 15, 1993, among U.S. Realty Partners Limited Partnership, First Union National Bank of South Carolina and Continental Casualty Company. *

(m) Financial Statement - Form UCC-1, State of South Carolina, Office of Secretary of State Jim Miles by US Realty Partners Limited Partnership and Continental Casualty Company. *

(n) Incumbency Certificate by U.S. Realty I Corporation and U.S. Realty Partners Limited Partnership. *

10.21     Contract of Sale between Registrant and The Gallery of Knoxville,
          L.P., effective February 1, 1999 (Filed February    , 1999.)

* Filed as Exhibits 10iii (a) through (m) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

99 Prospectus of Registrant dated August 19, 1986 (included in Registration Statement, No. 33-2996, of Registrant and incorporated herein by reference).