Form 10QSB
period 1999-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1999-05-17
CIK 788955

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

                 For the quarterly period ended March 31, 1999


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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

  Restricted cash                                             $   370

  Receivables and deposits, net of $328 for

    doubtful accounts                                             636

  Restricted escrows                                              275

  Other assets                                                    168

  Investment properties:

     Land                                         $  4,464

     Buildings and related personal property        20,000

                                                    24,464

     Less accumulated depreciation                  (8,751)    15,713

                                                              $17,162

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                            $     9

  Tenant security deposit liabilities                              79

  Accrued property taxes                                           91

  Other liabilities                                               551

  Due to Corporate General Partner                                578

  Mortgage note payable                                        11,431

Partners' Capital (Deficit)

  General partners                                $   (418)

  Depositary unit certificate holders

     (2,440,000 units authorized;

     1,222,000 units issued and outstanding)         4,841      4,423


                                                              $17,162

                 See Accompanying Notes to Financial Statements

b)                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                       Three Months Ended

                                                           March 31,

                                                        1999       1998

Revenues:

Rental income                                        $ 1,130    $ 1,328

Other income                                              40         48

 Gain on sale of investment property                   2,794         --

  Total revenues                                       3,964      1,376

Expenses:

Operating                                                350        373

General and administrative                                50         65

Depreciation                                             178        212

Interest                                                 398        549

Property taxes                                           105        116

  Total expenses                                       1,081      1,315

Net income                                            $2,883     $   61

Net income allocated to general partners (1%)         $   29     $    1

Net income allocated to depositary unit

  certificate holders (99%)                            2,854         60

                                                      $2,883     $   61

Net income per depositary unit certificate            $ 2.34     $  .05


                 See Accompanying Notes to Financial Statements

c)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Depositary

                                 Depositary                Unit

                                    Unit       General  Certificate

                               Certificates   Partners   Partners    Total


Original capital contributions   1,222,000    $     2     $ 30,550 $ 30,552

Partners' capital (deficit) at

  December 31, 1998              1,222,000    $  (447)    $  1,987 $  1,540

Net income for the three months

  ended March 31, 1999                  --         29        2,854    2,883

Partners' capital (deficit) at

  March 31, 1999                 1,222,000    $  (418)    $  4,841 $  4,423


                 See Accompanying Notes to Financial Statements

d)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                     Three Months Ended

                                                         March 31,

                                                      1999        1998

Cash flows from operating activities:

  Net income                                        $ 2,883     $   61

  Adjustments to reconcile net income to net cash

   provided by operating activities:

    Depreciation                                        178        212

    Amortization                                          2          4

    Gain on sale of investment property              (2,794)        --

    Change in accounts:

      Restricted cash                                   187        (50)

      Receivables and deposits                         (216)       (84)

      Other assets                                      101         20

      Accounts payable                                   (6)         1

      Tenant security deposit liabilities               (41)         9

      Accrued property taxes                           (112)        47

      Due to Corporate General Partner                   18          6

      Other liabilities                                 (19)       (51)

       Net cash provided by operating activities        181        175

Cash flows from investing activities:

   Net proceeds from sale of investment property      9,002         --

  Property improvements and replacements                (29)       (40)

  Net (deposits to) withdrawals from restricted

      escrows                                            (3)         3

       Net cash provided by (used in) investing

         activities                                   8,970        (37)

Cash flows from financing activities:

  Payments on mortgage notes payable                   (246)      (138)

   Repayment of mortgage note payable                (8,905)        --

       Net cash used in financing activities         (9,151)      (138)

Net increase in cash and cash equivalents                --         --

Cash and cash equivalents at beginning of period         --         --

Cash and cash equivalents at end of period          $    --    $    --

Supplemental disclosure of cash flow information:

  Cash paid for interest                            $   402    $   528

                 See Accompanying Notes to Financial Statements



e)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U. S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The Partnership considers all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt reconstruction in October of 1993.

NOTE D - DISPOSITION OF PROPERTY

On February 1, 1999, The Gallery _ Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $298,000, the net proceeds received by the Partnership were approximately $9,002,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $2,794,000.

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the three months ended March 31, 1999 and 1998:

                                                             1999     1998

                                                            (in thousands)


Property management fees (included in operating expenses)  $  37      $ 72

Reimbursement for services of affiliates                      29        28

  (included in general and administrative and operating

   expenses) (1)

Due to Corporate General Partner                             578       554


(1) Included in "Reimbursement for services of affiliates" for the three months ended March 31, 1998 is approximately $1,000 in reimbursements for construction oversight cost. There were no such costs incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $37,000 and $34,000 for the three months ended March 31, 1999 and 1998, respectively.
For the three months ended March 31, 1998, affiliates of the Corporate General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $38,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $28,000 for the three months ended March 31, 1999 and 1998 respectively.

During the first quarter of 1999, an affiliate of the Corporate General Partner acquired 243,831 DUC's representing 19.95% of the total outstanding DUC's.

During April 1999, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer for up to 305,500 of the outstanding DUC's in the Partnership at $6.35 per unit, net to the seller in cash. The tender offer is scheduled to expire May 20, 1999.

NOTE F - SUBSEQUENT EVENT

The General Partner has received a non-binding letter of intent from an unaffiliated party interested in pursuing the purchase of The Gallery -
Huntsville.   The General Partner is currently evaluating the terms of the offer and plans to make a decision with regard to the sale before June 30, 1999.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in Arkansas and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a shopping center located in Alabama, which leases space to various retail businesses with terms ranging from 12 months to 10 years and a shopping center in Tennessee which was sold during February 1999.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

               1999                 RESIDENTIAL COMMERCIAL    OTHER    TOTALS

Rental income                         $   715     $   415    $    --   $ 1,130
Other income                               30           3          7        40
Interest expense                           --          --        398       398
Depreciation                              115          63         --       178
General and administrative expense         --          --         50        50
Gain on sale of assets                     --       2,794         --     2,794
Segment profit (loss)                     339       2,985       (441)    2,883
Total assets                           10,920       5,398        844    17,162
Capital expenditures for
  investment properties                    29          --         --        29

               1998

Rental income                         $   666    $    662   $     --  $  1,328
Other income                               38           4          6        48
Interest expense                           --          --        549       549
Depreciation                              113          99         --       212
General and administrative expense         --          --         65        65
Segment profit (loss)                     280         389       (608)       61
Total assets                           11,192      12,253        616    24,061
Capital expenditures for
  investment properties                    40          --          --       40

NOTE H - LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes and a commercial shopping center. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                   Average

                                                  Occupancy

Property                                      1999        1998

Twin Lakes Apartments

  Palm Harbor, Florida                         96%          93%

Governor's Park Apartments

  Little Rock, Arkansas                        94%          94%

The Gallery _ Huntsville

  Huntsville, Alabama                          90%          95%

The Corporate General Partner attributes the increase in occupancy at Twin Lakes Apartments to a strong reputation in the Palm Harbor area concerning customer service provided by the apartment's personnel. Management has been able to maintain a higher standard of service for their tenants than local competition at lower rental rates. The Corporate General Partner attributes the decrease in occupancy at The Gallery _ Huntsville to the continuing vacancy of space that was occupied during the three months ended March 31, 1998.

Results of Operations

The Registrant's net income for the three months ended March 31, 1999 was approximately $2,883,000 as compared to approximately $61,000 for the three months ended March 31, 1998. The increase in net income is primarily attributable to the gain on sale of investment property of approximately $2,794,000 realized on the sale of The Gallery _ Knoxville. On February 1, 1999, The Gallery _ Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $297,000 the net proceeds received by the Partnership were approximately $9,002,000. The Partnership used the proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties by approximately $8,905,000.

Excluding the impact of the sale of The Gallery _ Knoxville, the increase in net income was attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income at the Partnership's investment properties. The increase in rental income was attributable to an increase in occupancy at Twin Lakes Apartments, which was partially offset by a decrease in occupancy at The Gallery _ Huntsville, as noted above.

The decrease in total expenses was primarily attributable to a decrease in interest expense. Interest expense decreased as a result of the pay down of the mortgage encumbering the Partnership's investment properties, as noted above. Operating, depreciation, and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

All of the Partnership's cash is restricted pursuant to the terms of the mortgage loan encumbering the Partnership's properties. At March 31, 1999 the Partnership had approximately $187,000 of restricted cash as compared to approximately $184,000 of restricted cash at December 31, 1998.

During April 1999, an affiliate of the Corporate General Partner (the "Purchaser") commenced a tender offer to acquire up to 305,500 of the outstanding Depository Unit Certificates ("DUCs") in the Partnership at a purchase price of $5.50 per DUC, which price was subsequently increased to $6.35 per DUC, net to the seller in cash. The tender offer is scheduled to expire
May 20, 1999. In addition to the Purchaser's offer, affiliates of MacKenzie Patterson, Inc., an unaffiliated third party, commenced a tender offer on March 25, 1999 to acquire up to 70,000 DUCs at a purchase price of $5.00 per DUC, which price was subsequently increased to $6.25 per DUC, net to seller in cash. The MacKenzie Patterson offer is scheduled to expire on May 18, 1999. Depending on the number of DUCs tendered in these offers, the ability of holders of DUCs over the next twelve months may be severely restricted.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State, and Local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

The Gallery - Huntsville

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $144,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $11,000 for 1999 which includes tenant improvements. As of March 31, 1999, no capital improvements have been performed.

The Gallery - Knoxville.  This property was sold February 1, 1999.

Governor's Park Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $231,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $257,000, for 1999 which includes roofing, stairwells, and balcony repairs. As of March 31, 1999 approximately $3,000 has been incurred consisting primarily of appliance and floor covering replacements.

Twin Lakes Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $436,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $454,000 for 1999 which includes roofing, gutter repairs, and exterior lighting. As of March 31, 1999 approximately $26,000 has been incurred consisting primarily of appliance and floor covering replacements and land improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The total mortgage indebtedness of $11,431,000 requires a balloon payment on August 1, 2001. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.


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


                                U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                               By:      U.S. Realty I Corporation
                                        Corporate General Partner


                               By:      /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President


                               By:      /s/Carla R. Stoner
                                        Carla R. Stoner
                                        Senior Vice President Finance and
                                        Administration


                                Date:   May 17, 1999