Form 10KSB/A
period 1998-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 1999-06-30
CIK 788955

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

                                 FORM 10-KSB/A
                                 -------------
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from.........to.........

                         Commission file number 0-15656

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                 (Name of small business issuer in its charter)

     South Carolina                                             57-0814502
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                             (Identification No.)

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

                          Depositary Unit Certificates
                          ----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---

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


ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

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

                    Gross

                   Carrying    Accumulated                          Federal

Property            Value      Depreciation  Rate       Method     Tax Basis

                (in thousands)                                   (in thousands)


The Gallery -

  Huntsville      $ 7,404        $ 2,329      5-35   S/L           $ 7,353


The Gallery -

  Knoxville         9,025          2,789      5-35   S/L             7,327


Governor's Park     6,074          2,579      5-35   S/L             1,963


Twin Lakes         10,957          3,683      5-35   S/L             4,697


                  $33,460        $11,380                            21,340


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

Subsequent Event

Subsequent to December 31, 1998, the Partnership sold The Gallery - Knoxville, to an unaffiliated third party. The sale was completed on February 1, 1999 for $9,300,000. The net proceeds from the sale were used to pay down the mortgage encumbering the Partnership's remaining investment properties.

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

                                                                $23,590


                 See Accompanying Notes to Financial Statements
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)





                                                     Years Ended December 31,

                                                        1998         1997


Revenues:

  Rental income                                       $5,111       $5,174

  Other income                                           182          169


     Total revenues                                    5,293        5,343

Expenses:

  Operating                                            1,607        1,829

  General and administrative                             227          222

  Depreciation                                           857          847

  Interest                                             2,225        2,250

   Property taxes                                        453          443

     Total expenses                                    5,369        5,591

Net loss (Note F)                                     $  (7)      $ (248)

Net loss allocated to general partner (1%)            $   (1)      $   (2)

Net loss allocated to depository unit

  certificate holders (99%)                              (75)        (246)

                                                      $  (76)      $ (248)

Net loss per depository unit certificate              $ (.06)      $ (.20)


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

(e) fifth, to the payment of the remaining Principal Balance and to any and all other amounts payable to the Surety thereunder, including, but not limited to, the additional interest.

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

The sales transaction is summarized as follows (amounts in thousands):

Sale price, net of selling costs             $9,110
Net real estate (1)                          (6,315)
                                             ------
 Gain on sale of real estate                 $2,795
                                              =====

(1)  Accumulated depreciation was approximately $2,789,000.

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable included in receivables and deposits at December 31, 1998, consisted of the following (in thousands):


   Tenant rentals                                        $ 330

   Common area maintenance, insurance and taxes             53
                                                           ----

                                                           383

   Less allowance for doubtful accounts                   (291)

                                                         $  92

An analysis of the allowance for doubtful accounts is set forth below (in thousands):
                                            Years Ended December 31,

                                               1998          1997


 Balance at beginning of period              $156          $126

     Charged to expenses                       42            55


     Uncollectible amounts written

      off against related assets               --           (25)

     Amounts collected                         93            --



 Balance at end of period                    $291          $156


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

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except per unit data):


                                              Years Ended December 31,

                                                1998            1997


Net loss as reported                         $  (76)          $(248)

Add (deduct):

Depreciation differences                       (685)           (689)

Difference in bad debt expense                  135              38

Difference in rents recognized                   25              61

Change in prepaid rentals                       (60)             70

Other                                           (79)             (8)


Federal taxable loss                         $ (74)          $(776)



Federal taxable loss per DUC                 $ (.60)          $(.63)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported     $ 1,540
Land and buildings          10,746
Accumulated depreciation   (11,487)
Syndication                  2,774
Other                          167

Net assets - tax basis     $ 3,740


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

Name                  Age     Position


Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

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

During the first quarter of 1999, an affiliate of the Corporate General Partner acquired 243,831 DUCs representing 19.95% of total outstanding DUCs.

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

                                Date: June 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Patrick J. Foye                 Date:     June 30, 1999
     Patrick J. Foye
     Executive Vice President and Director



By:  /s/Carla R. Stoner                 Date:     June 30, 1999
     Carla R. Stoner
     Senior Vice President
     Finance and Administration
                                 EXHIBIT INDEX


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