Form 10QSB
period 1999-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1999-08-12
CIK 788955

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

                  For the quarterly period ended June 30, 1999


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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Restricted cash                                                      $   296

  Receivables and deposits                                                 615

  Restricted escrows                                                       278

  Other assets                                                              29

  Investment in discontinued operations                                  5,326

  Investment properties:

     Land                                                  $  2,122

     Buildings and related personal property                 14,979

                                                             17,101

     Less accumulated depreciation                           (6,491)    10,610

                                                                       $17,154
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                     $     9

  Tenant security deposit liabilities                                       63

  Accrued property taxes                                                   125

  Other liabilities                                                        524

  Due to Corporate General Partner                                         584

  Mortgage note payable                                                 11,346

Partners' Capital (Deficit)

  General partners                                         $   (417)

  Depositary unit certificate holders

     (2,440,000 units authorized;

     1,222,000 units issued and outstanding)                  4,920      4,503

                                                                       $17,154


                 See Accompanying Notes to Financial Statements
b)

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                        Three Months Ended   Six Months Ended

                                             June 30,            June 30,

                                          1999      1998      1999      1998

Revenues:

  Rental income                         $   730   $   665   $ 1,444   $ 1,332

  Other income                               42        41        79        85

     Total revenues                         772       706     1,523     1,417

Expenses:

  Operating                                 250       274       534       521

  General and administrative                 44        54        94       119

  Depreciation                              115       114       230       227

  Interest                                  309       536       707     1,085

  Property taxes                             51        65        59       129

     Total expenses                         769     1,043     1,624     2,081

  Income (loss) before discontinued

     operations                               3      (337)     (101)     (664)

Income from discontinued operations         170       380       363       768

Gain on sale of discontinued operations     (93)       --     2,701        --

Net income                              $    80   $    43   $ 2,963   $   104

Net income allocated to general

  partners (1%)                         $     1   $    --   $    30   $     1

Net income allocated to depositary

  unit certificate holders (99%)             79        43     2,933       103

                                        $    80   $    43   $ 2,963   $   104

Net income per depositary

  unit certificate:

Income (loss) before discontinued

  operations                            $    --   $  (.27)  $  (.08)  $  (.54)

Income from discontinued operations         .14       .30       .29       .62

Gain on sale of discontinued operations    (.08)       --      2.19        --

                                        $   .06   $   .03   $  2.40   $   .08


                 See Accompanying Notes to Financial Statements
c)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                                             Depositary

                                  Depositary                    Unit

                                     Unit        General     Certificate

                                Certificates     Partners     Partners      Total


Original capital contributions    1,222,000     $     2       $ 30,550    $ 30,552

Partners' capital (deficit) at

  December 31, 1998               1,222,000     $  (447)      $  1,987    $  1,540

Net income for the six months

  ended June 30, 1999                    --          30          2,933       2,963

Partners' capital (deficit) at

  June 30, 1999                   1,222,000     $  (417)      $  4,920    $  4,503


                 See Accompanying Notes to Financial Statements
d)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                                June 30,

                                                             1999         1998

Cash flows from operating activities:

  Net income                                               $2,963       $  104

  Adjustments to reconcile net income to cash

   provided by operating activities:

Depreciation                                                  230          425

Amortization                                                   --            7

Investment in discontinued operations                         130

Gain on sale of discontinued operations                    (2,701)

Change in accounts:

Restricted cash                                               120         (104)

Receivables and deposits                                     (346)        (170)

Other assets                                                  (14)          (1)

Accounts payable                                               (6)          --

Tenant security deposit liabilities                            (8)          (1)

Accrued property taxes                                         58          165

Due to Corporate General Partner                               24            6

Other liabilities                                             (46)         (45)

Net cash provided by operating activities                     404          386

Cash flows from investing activities:

  Net proceeds from sale of investment property             8,909           --

  Property improvements and replacements                      (71)         (85)

  Net deposits to restricted escrows                           (6)          --

Net cash provided by (used in) investing

            activities                                      8,832          (85)

Cash flows from financing activities:

  Payments on mortgage note payable                          (331)        (301)

  Repayment of mortgage note payable                       (8,905)          --

Net cash used in financing activities                      (9,236)        (301)

Net change in cash and cash equivalents                        --           --

Cash and cash equivalents at beginning of period               --           --

Cash and cash equivalents at end of period                $    --      $    --

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   704      $ 1,065


                 See Accompanying Notes to Financial Statements



e)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U. S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The Partnership considers all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt reconstruction in October of 1993.

NOTE D - DISPOSITION OF PROPERTY/OPERATING SEGMENT

On February 1, 1999, The Gallery - Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $391,000, the net proceeds received by the Partnership were approximately $8,909,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $2,701,000. In connection with the sale, a commission of approximately $93,000 was paid to the Corporate General Partner in accordance with terms of the Partnership Agreement.

The Gallery - Knoxville and The Gallery - Huntsville were the only two commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of both of these properties one on February 1, 1999 and the other on July 2, 1999 (see Note E - Subsequent Event) the results of the commercial segment have been shown as income and gain on sale of discontinued operations as of June 30, 1999 and 1998. The net assets of The Gallery - Knoxville which was sold subsequent to June 30, 1999 have been classified as "Investment in Discontinued Operations" as of June 30, 1999. This classification was also made as of December 31, 1998, for the statement of cash flow.

NOTE E - SUBSEQUENT EVENT

On July 2, 1999, The Gallery-Huntsville, located in Huntsville, Alabama, was sold to an unaffiliated third party for $7,310,000. After closing expenses of approximately $215,000, the net proceeds received by the Partnership were approximately $7,095,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $1,968,000, which will be recognized during the third quarter. In connection with the sale, a commission of approximately $73,100 was paid to the Corporate General Partner in accordance with the Partnership Agreement.

NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the six months ended June 30, 1999 and 1998:
                                                                1999      1998

                                                                (in thousands)

Property management fees (included in operating expenses)     $ 78       $147

Reimbursement for services of affiliates                        38         58

  (included in general and administrative and operating

  expenses) (1)

Due to Corporate General Partner                               584        554

During the six months ended June 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $76,000 and $71,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $2,000 and $76,000 for the six months ended June 30, 1999 and 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) a portion of these services for the commercial property were provided by an unrelated party.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 and $58,000 for the six months ended June 30, 1999 and 1998 respectively. Included in these expenses for the six months ended June 30, 1998 is approximately $1,000 in reimbursements for construction oversight cost. There were no such costs incurred for the six months ended June 30, 1999.

In connection with both the sale of The Gallery - Knoxville and The Gallery - Huntsville the Corporate General Partner was entitled to a commission of 1% of the selling price. Accordingly, $93,000 was paid during April 1999 as a commission on the sale of The Gallery - Knoxville and $73,100 was paid during July 1999 as a commission on the sale of The Gallery - Huntsville.

During the first quarter of 1999, an affiliate of the Corporate General Partner acquired 243,831 DUC's representing 19.95% of the total outstanding DUC's.

On April 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 305,500 (25.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $6.35 per unit. The offer expired on June 15, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 286,677 units. As a result, AIMCO and its affiliates currently own 530,508 units of limited partnership interest in the Partnership representing approximately 43.41% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in Arkansas and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a shopping center located in Alabama, which leases space to various retail businesses with terms ranging from 12 months to 10 years and a shopping center in Tennessee which was sold during February 1999. The shopping center located in Alabama was sold on July 2, 1999. As a result of the sale of both commercial properties during 1999 the commercial segment is effected as discontinued operations.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

                1999                 RESIDENTIAL   COMMERCIAL      OTHER       TOTALS
                                                 (discontinued)
Rental income                         $ 1,444       $    --       $    --     $ 1,444
Other income                               65            --            14          79
Interest expense                           --            --           707         707
Depreciation                              230            --            --         230
General and administrative expense         --            --            94          94
Income from discontinued operations        --           363            --         363
Gain on sale of discontinued
 operations                                --         2,701            --       2,701
Segment profit (loss)                     686         3,064          (787)      2,963
Total assets                           10,865         5,326           963      17,154
Capital expenditures for
  investment properties                    71            --            --          71


                1998                 RESIDENTIAL   COMMERCIAL      OTHER       TOTALS
                                                  (discontinued)
Rental income                          $ 1,332     $     --      $     --    $  1,332
Other income                                70           --            15          85
Interest expense                            --           --         1,085       1,085
Depreciation                               227           --            --         227
General and administrative expense          --           --           119         119
Income from discontinued operations         --          768            --         768
Segment profit (loss)                      525          768        (1,189)        104
Total assets                            11,100       12,148           806      24,054
Capital expenditures for
  investment properties                     73            12            --         85


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes and a commercial shopping center. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                                          Average

                                                         Occupancy

Property                                           1999          1998

Twin Lakes Apartments
  Palm Harbor, Florida                              96%          92%

Governor's Park Apartments

  Little Rock, Arkansas                             94%          93%
The Gallery - Huntsville

  Huntsville, Alabama                               90%          93%

The Corporate General Partner attributes the increase in occupancy at Twin Lakes Apartments to a strong reputation in the Palm Harbor area concerning customer service provided by the apartment's personnel. Management has been able to maintain a higher standard of service for their tenants than local competition at lower rental rates. The Corporate General Partner attributes the decrease in occupancy at The Gallery _ Huntsville to the continuing vacancy of space that was occupied during the six months ended June 30, 1998. On July 2, 1999 the Gallery-Huntsville was sold to an unaffiliated party.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 1999 was approximately $80,000 and $2,963,000, respectively as compared to approximately $43,000 and $104,000 for the three and six months ended June 30, 1998. The increase in net income is primarily attributable to the gain on sale of discontinued operations of approximately $2,701,000 realized on the sale of The Gallery _ Knoxville. On February 1, 1999, The Gallery - Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $391,000 the net proceeds received by the Partnership were approximately $8,909,000. The Partnership used the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $8,905,000.

Excluding the impact of the sale of The Gallery - Knoxville, and the results of discontinued operations the Registrant had a net loss of approximately $101,000 for the six months ended June 30, 1999 as compared to a net loss of approximately $664,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999 and 1998, the Registrant had net income of approximately $3,000 and a net loss of approximately $337,000, respectively.
The increase in both the net income for the three months ended June 30, 1999 and the decrease in net loss for the six months ended June 30, 1999 is the result of both an increase in rental income and a decrease in total expenses at the Partnership's residential properties. The increase in rental income was attributed to the increase in occupancy at Twin Lakes Apartments and Governor's Park.

The decrease in total expenses is primarily the result of a decrease in interest expense and to a lesser extent a decrease in general and administrative and property tax expenses. Interest expense decreased as result of the pay down of the mortgage encumbering the Partnership's investment properties, with the net proceeds from the sale of The Gallery - Knoxville as noted above. The decrease in property tax expense is the result of an adjustment to the accrual for property tax expense as a result of prior overaccruals.

The decrease in general and administrative expense is primarily attributable to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement, which was offset slightly as a result of an increase in legal fees. Legal fees increased as a result of the settlement of an outstanding litigation case during the first quarter of 1999. Included in general and administrative expenses for the three and six months ended June 30, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

All of the Partnership's cash is restricted pursuant to the terms of the mortgage loan encumbering the Partnership's properties. At June 30, 1999 the Partnership had approximately $437,000 of restricted cash from both continuing and discontinued operations as compared to approximately $557,000 of restricted cash from both continuing and discontinued operations at December 31, 1998.

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

The Gallery - Huntsville. This property was sold July 2, 1999 and had not incurred any changes for capital improvements as of June 30, 1999.

The Gallery - Knoxville.  This property was sold February 1, 1999.

Governor's Park Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $231,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $257,000, for 1999 which include certain of the required improvements and consist of appliance and floor covering replacements, roofing, stairwells, and balcony repairs. As of June 30, 1999 approximately $11,000 have been incurred consisting primarily of appliance and floor covering replacements.

Twin Lakes Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $436,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $454,000 for 1999 which include certain of the required improvements and consist of appliances and floor covering replacements and land and parking lot improvements roofing, gutter repairs, and exterior lighting. As of June 30, 1999 approximately $60,000 of capital improvements have been incurred consisting primarily of appliance and floor covering replacements and land and parking lot improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The total mortgage indebtedness of $11,346,000 requires a balloon payment on August 1, 2001. As of July 2, 1999, The Gallery - Huntsville was sold to an unaffiliated third party for $7,310,000. The net proceeds from the sale of the property approximately $7,095,000 were used to pay down the mortgage. The total mortgage indebtedness was reduced to $4,376,000 after payment of the net proceeds from the sale. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties.

Tender Offer

On April 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 305,500 (25.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $6.35 per unit. The offer expired on June 15, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 286,677 units. As a result, AIMCO and its affiliates currently own 530,508 units of limited partnership interest in the Partnership representing approximately 43.41% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


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

                                Date:   August 12, 1999