Form 10QSB
period 1999-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 1999-11-12
CIK 788955

FORM 10-QSB_ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                                 BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                               September 30, 1999

Assets
Restricted cash                                                   $    430
Receivables and deposits                                               722
Restricted escrows                                                     280
Other assets                                                            41
Investment in discontinued operations                                   77
Investment properties:
Land                                                  $  2,123
Buildings and related personal property                 15,108
                                                        17,231
Less accumulated depreciation                           (6,610)     10,621
                                                                  $ 12,171

Liabilities and Partners' Capital (Deficit)
Liabilities
Accounts payable                                                  $     31
Tenant security deposit liabilities                                     60
Accrued property taxes                                                 251
Other liabilities                                                      514
Due to Corporate General Partner                                       590
Mortgage notes payable                                               4,264

Partners' Capital (Deficit)
General partners                                      $   (398)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)      6,859       6,461

                                                                  $ 12,171

                 See Accompanying Notes to Financial Statements


b)

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                     1999       1998         1999        1998
Revenues:
Rental income                       $  743     $  659       $2,187      $ 1,991
Other income                            33         40          112          125
Total revenues                         776        699        2,299        2,116

Expenses:
Operating                              294        304          828          825
General and administrative              59         48          153          167
Depreciation                           118        115          348          342
Interest                               135        579          842        1,664
Property taxes                         126        118          185          247
Total expenses                         732      1,164        2,356        3,245

Income (loss) before discontinued
  operations                            44       (465)         (57)      (1,129)
(Loss) income from discontinued
operations                             (57)       231          306          999
Gain on sale of discontinued
  operations                         1,971         --        4,672           --

Net income (loss)                   $1,958     $ (234)      $4,921      $  (130)

Net income (loss) allocated to
general partners (1%)                   20         (2)          49           (1)
Net income (loss) allocated to
depositary unit certificate
holders (99%)                       $1,938     $ (232)      $4,872      $  (129)
                                    $1,958     $ (234)      $4,921      $  (130)

Net income (loss) per depositary
  unit certificate:
Income (loss) before discontinued
  operations                         $ .04      $ (.38)     $ (.05)      $ (.92)
(Loss) income from discontinued
operations                            (.05)        .19         .25          .81
Gain on sale of discontinued
  operations                          1.60          --        3.79           --
                                    $ 1.59      $ (.19)     $ 3.99       $ (.11)

                 See Accompanying Notes to Financial Statements


c)

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Depositary
                                Depositary                  Unit
                                   Unit       General   Certificate
                               Certificates   Partners    Partners     Total

Original capital contributions   1,222,000    $     2     $30,550     $30,552

Partners' (deficit) capital at
December 31, 1998                1,222,000    $  (447)    $ 1,987     $ 1,540

Net income for the nine months
ended September 30, 1999                --         49       4,872       4,921

Partners' (deficit) capital at
September 30, 1999               1,222,000    $  (398)    $ 6,859     $ 6,461

                 See Accompanying Notes to Financial Statements


d)
                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           1999        1998
Cash flows from operating activities:
Net income (loss)                                       $ 4,921     $  (130)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation                                                348         640
Amortization of lease commissions and software               --          10
Gain on sale of discontinued operations                  (4,672)         --
Change in accounts:
Restricted cash                                             (14)        (58)
Receivables and deposits                                   (454)        (87)
   Investment in discontinued operations                    254          --
Other assets                                                (25)         10
Accounts payable                                             16          14
Tenant security deposit liabilities                         (10)         (5)
Accrued property taxes                                      184         271
Due to Corporate General Partner                             30          12
Other liabilities                                           (56)        (38)

Net cash provided by operating activities                   522         639

Cash flows from investing activities:
Net proceeds from sale of investment property            16,004          --
Property improvements and replacements                     (200)       (122)
Net deposits to restricted escrows                           (8)         (3)

Net cash provided by (used in) investing
   activities                                            15,796        (125)

Cash flows from financing activities:
Payments on mortgage notes payable                         (443)       (514)
Repayment of mortgage note payable                      (15,875)         --

Net cash used in financing activities                   (16,318)       (514)

Net change in cash and cash equivalents                      --          --

Cash and cash equivalents at beginning of period             --          --

Cash and cash equivalents at end of period              $    --     $    --

Supplemental disclosure of cash flow information:
Cash paid for interest                                  $   848     $ 1,630

                 See Accompanying Notes to Financial Statements


e)

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U.S Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.


NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The Partnership considers all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructuring in October of 1993.

NOTE D - DISPOSITION OF PROPERTY/OPERATING SEGMENT

On February 1, 1999, The Gallery - Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $391,000, the net proceeds received by the Partnership were approximately $8,909,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $2,701,000. In connection with the sale, a commission of approximately $93,000 was paid to the Corporate General Partner in accordance with the terms of the Partnership Agreement.

On July 2, 1999, The Gallery - Huntsville, located in Huntsville, Alabama, was sold to an unaffiliated third party for $7,310,000. After closing expenses of approximately $215,000, the net proceeds received by the Partnership were approximately $7,095,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $1,971,000. In connection with the sale, a commission of approximately $73,100 was paid to the Corporate General Partner in accordance with the Partnership Agreement.

The Gallery - Knoxville and The Gallery - Huntsville were the only two commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of both of these properties one on February 1, 1999 and the other on July 2, 1999, the results of the commercial segment have been shown as income from and gain on sale of discontinued operations as of September 30, 1999 and 1998. The net assets remaining as of September 30, 1999 represent cash and deposits of both commercial properties and have been classified as "Investment in Discontinued Operations".

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the nine months ended September 30, 1999 and 1998:

                                                        1999       1998
                                                         (in thousands)

Property management fees (included in
  operating expenses)                                   $114       $220
Reimbursement for services of affiliates
  (included in general and administrative,
 operating expenses and investment properties)            61         89
Due to Corporate General Partner                         590        560
Real estate brokerage commissions (included in gain
 on sale of discontinued operations)                     166         --

During the nine months ended September 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $114,000 and $107,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the Corporate General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $113,000 for the nine months ended September 30, 1998. No such fees were paid for the nine months ended September 30, 1999 as these services were provided by an unrelated third party effective October 1, 1998.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $89,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1999 and 1998 is approximately $1,000 and $3,000, respectively in reimbursements for construction oversight costs.

In connection with both the sale of The Gallery - Knoxville and The Gallery - Huntsville the Corporate General Partner was entitled to a commission of 1% of the selling price. Accordingly, $93,000 was paid during April 1999 as a commission on the sale of The Gallery - Knoxville and $73,100 was paid during July 1999 as a commission on the sale of The Gallery - Huntsville.

During the first quarter of 1999, an affiliate of the Corporate General Partner acquired 243,831 DUC's representing approximately 19.95% of the total outstanding DUC's.

On April 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 305,500 (approximately 25% of the total outstanding units) units of depositary unit certificates in the Partnership for a purchase price of $6.35 per unit. The offer expired on June 15, 1999. Pursuant to this offer, AIMCO Properties, L.P. acquired 286,677 units. As a result, AIMCO and its affiliates currently own 530,508 units of depositary unit certificates in the Partnership representing approximately 43.41% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional depositary unit certificates interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in Arkansas and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a shopping center located in Alabama, which was sold on July 2, 1999 and a shopping center in Tennessee which was sold during February 1999. As a result of the sale of both commercial properties during 1999 the commercial segment is shown as discontinued operations.

Measurement of segment profit and loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                                                     1999
                                    Residential   Commercial    Other    Totals
                                                (discontinued)
                                                (in thousands)
Rental income                         $ 2,187      $    --     $    --  $ 2,187
Other income                               91           --          21      112
Interest expense                           --           --         842      842
Depreciation                              348           --          --      348
General and administrative expense         --           --         153      153
Income from discontinued operations        --          306          --      306
Gain on sale of discontinued
   operations                              --        4,672          --    4,672
Segment profit (loss)                     917        4,978        (974)   4,921
Total assets                           10,758           77       1,336   12,171
Capital expenditures for investment
  properties                              200           --          --      200

                                                    1998
                                    Residential  Commercial    Other    Totals
                                               (discontinued)
                                               (in thousands)
Rental income                         $ 1,991      $    --    $    --  $ 1,991
Other income                              102           --         23      125
Interest expense                           --           --      1,664    1,664
Depreciation                              342           --         --      342
General and administrative expense         --           --        167      167
Income from discontinued operations        --          999         --      999
Segment profit (loss)                     679          999     (1,808)    (130)
Total assets                           10,970       11,896        870   23,736
Capital expenditures for investment
  properties                              110           12         --      122

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                                    Average
                                                   Occupancy
Property                                       1999          1998

Twin Lakes Apartments
 Palm Harbor, Florida                          97%           93%

Governor's Park Apartments
 Little Rock, Arkansas                         95%           92%

The Corporate General Partner attributes the increase in occupancy at Twin Lakes Apartments to a strong reputation in the Palm Harbor area concerning customer service provided by the property's personnel. Management has been able to maintain a higher standard of service for their tenants than local competition at lower rental rates. The Corporate General Partner attributes the increase in occupancy at Governor's Park Apartments to improved conditions in the apartment industry in the Little Rock area.

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 1999 was approximately $1,958,000 and $4,921,000, respectively as compared to a net loss of approximately $234,000 and $130,000 for the three and nine months ended September 30, 1998. The increase in net income for both the three and nine month periods is primarily attributable to the gain on sale of discontinued operations of approximately $4,672,000 realized on the sale of The Gallery _ Knoxville and The Gallery - Huntsville. On February 1, 1999, The Gallery _ Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $391,000 the net proceeds received by the Partnership were approximately $8,909,000. On July 2, 1999, The Gallery _ Huntsville, located in Huntsville, Alabama, was sold to an unaffiliated third party for approximately $7,310,000. After closing expenses of approximately $215,000, the net proceeds received by the Partnership were approximately $7,095,000. The Partnership used the proceeds from the sale of the properties to pay down the debt encumbering the Partnership's properties by approximately $15,875,000.

Excluding the impact of the operations and the sale of The Gallery - Knoxville and The Gallery - Huntsville, the Registrant had a net loss of approximately $57,000 for the nine months ended September 30, 1999 as compared to a net loss of approximately $1,129,000 for the nine months ended September 30, 1998. For the three months ended September 30, 1999 and 1998, the Registrant had net income of approximately $44,000 and a net loss of approximately $465,000, respectively. The increase in the net income for the three and nine months ended September 30, 1999 is the result of both an increase in total revenues and a decrease in total expenses at the Partnership's residential properties. The increase in total revenues is attributable to the increase in occupancy at both Twin Lakes Apartments and Governor's Park Apartments as discussed above.

The decrease in total expenses is primarily the result of a decrease in interest expense and to a lesser extent a decrease in property tax expense. Interest expense decreased as a result of the pay down of the mortgage encumbering the Partnership's investment properties, with the net proceeds from the sale of The Gallery _ Knoxville and The Gallery _ Huntsville as noted above. The decrease in property tax expense is the result of being overstated for the nine months ended September 30, 1998. An adjustment to property tax expense was made during the fourth quarter of 1998 to properly reflect the expenses for the twelve months.

Operating, depreciation, and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses for the three and nine months ended September 30, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Liquidity and Capital Resources

All of the Partnership's cash is restricted pursuant to the terms of the mortgage loan encumbering the Partnership's properties. At September 30, 1999 the Partnership had approximately $461,000 of restricted cash from both continuing and discontinued operations as compared to approximately $557,000 of restricted cash from both continuing and discontinued operations at December 31, 1998. The Partnership had approximately $522,000 of cash provided by operating activities and approximately $15,796,000 of cash provided by investing activities which was offset by $16,318,000, of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of the two commercial properties (see discussion above) partially offset by property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted primarily of the partial repayment of the mortgage encumbering all of the Partnership's properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditures requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State, and Local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Governor's Park Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $231,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $257,000 for 1999 which include certain of the required improvements and consist of appliance and floor covering replacements, roofing, stairwells, and balcony improvements. As of September 30, 1999 approximately $112,000 has been incurred consisting primarily of appliance and floor covering replacements, roof and stairwell improvements. These improvements were funded from operations.

Twin Lakes Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $436,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $454,000 for 1999 which include certain of the required improvements and consist of appliance and floor covering replacements, and land and parking lot improvements, roofing, gutter additions, and exterior lighting. As of September 30, 1999 approximately $88,000 of capital improvements have been incurred consisting primarily of appliance and floor covering replacements and land and parking lot improvements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.

The total mortgage indebtedness of $4,264,000 requires a balloon payment on August 1, 2001. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid. The Corporate General Partner is currently assessing the feasibility of refinancing the mortgage encumbering the Partnership's investment properties.

Tender Offer

On April 9, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 305,500 (approximately 25.00% of the total outstanding units) units of depositary unit certificate in the Partnership for a purchase price of $6.35 per unit. The offer expired on June 15, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 286,677 units. As a result, AIMCO and its affiliates currently own 530,508 units of depositary unit certificate interest in the Partnership representing approximately 43.41% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional depositary unit certificate interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

               Current report on Form 8-K dated July 2, 1999 and filed on July 13, 1999 in connection with the sale of The Gallery - Huntsville on July 2, 1999.


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



                                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 By:     U.S. Realty I Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President and Director

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 12, 1999