Form 10KSB
period 1999-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2000-03-30
CIK 788955

March 21, 2000

United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   U.S. Realty Partners Limited Partnership
      Form 10-KSB
      File No. 0-15656


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

                 FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER

                                SECTION 13 OR 15(d)
                    (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999
                                       or

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

State issuer's revenues for its most recent fiscal year.  $3,105,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

U.S.  Realty   Partners   Limited   Partnership   (the   "Partnership"   or
"Registrant") was organized as a limited partnership under the laws of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. The Registrant commenced operations on August 26, 1986, and acquired its first property, a newly constructed apartment property, on August 28, 1986. Prior to September 5, 1986, it acquired an existing apartment property, a newly constructed shopping center and an existing shopping center. The Registrant continues to own and operate two of these properties. The shopping centers were sold on February 1, 1999 and July 2, 1999. See "Item 2. Description of Properties."

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

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Corporate General Partner for the years ended December 31, 1999 and 1998. With respect to the Partnership's commercial properties these services were provided by affiliates of the Corporate General Partner for the nine months ended September 30, 1998. As of October 1, 1998 the management services were provided by an unaffiliated party for the commercial properties.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's remaining residential properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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


                           Gross
                          Carrying    Accumulated                         Federal
  Property                 Value     Depreciation    Rate     Method     Tax Basis
  --------                 -----     ------------    ----     ------     ---------
                             (in thousands)                            (in thousands)

  Governor's Park        $ 6,368        $ 2,753      5-35     S/L       $ 2,010

  Twin Lakes              11,149          3,998      5-35     S/L         4,428
                          ------         ------                          ------
                         $17,517        $ 6,751                         $ 6,438
                          ======         ======                          ======


See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Registrant's properties.


                    Principal                                          Principal
                    Balance At      Stated                              Balance
                   December 31,    Interest    Period     Maturity      Due At
                       1999          Rate     Amortized     Date     Maturity (2)
                       ----          ----     ---------     ----     ------------
                  (in thousands)

  U.S. Realty
  Partnership      $ 3,810         10.00%    95 months   08/01/01        (1)
                    ======


(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

(2) See Item 7, Financial Statements - Note D for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property is as follows:


                                      Average Annual            Average Annual
                                       Rental Rates                Occupancy
                                        (per unit)

Property                           1999            1998         1999       1998

Governor's Park                  $6,836          $6,696         95%        91%
Twin Lakes                        7,703           7,475         97%        93%


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

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were as follows:


                                                     1999             1999
                                                   Billing            Rate
                                                (in thousands)
 Governor's Park                                    $ 63              6.39%
 Twin Lakes                                          180              2.09%

Capital Improvements:
--------------------

Governor's Park Apartments: The Partnership completed approximately $294,000 in capital expenditures at Governor's Park Apartments as of December 31 ,1999, consisting primarily of appliance and floor covering replacements, parking lot improvements, fencing, and major landscaping. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $46,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Twin Lakes Apartments: The Partnership completed approximately $192,000 in capital expenditures at Twin Lakes Apartments as of December 31, 1999, consisting primarily of floor covering replacements, parking lot improvements, fencing and major landscaping. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $78,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partnership Matters

As of December 31, 1999, the number of DUC holders of record was 1.5%. Transfer of DUCs is subject to certain suitability and other requirements. Due to the security being delisted during 1990, no public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

No distributions were made in 1999 or 1998. Pursuant to the loan agreement, no distributions can be made until all long-term debt is repaid.

Several tender offers were made by various parties, including affiliates of the general partners, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 475,380 depositary unit certificate units of limited partnership units in the Partnership representing approximately 38.90% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1999 was approximately $5,010,000 as compared to a net loss of approximately $76,000 for the year ended December 31, 1998. (See "Note E" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable losses). The increase in net income is primarily attributable to the gain on sale of discontinued operations of approximately $4,626,000 realized on the sale of The Gallery-Knoxville and The Gallery-Huntsville. On February 1, 1999, The Gallery-Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $283,000 the net proceeds received by the Partnership were approximately $9,017,000. On July 2, 1999, The Gallery-Huntsville, located in Huntsville, Alabama, was sold to an unaffiliated third party for approximately $7,310,000. After closing expenses of approximately $261,000, the net proceeds received by the Partnership were approximately $7,049,000. The Partnership used the proceeds from the sale of both of the properties to pay down the debt encumbering the Partnership's properties by approximately $15,875,000.

Excluding the impact of the operations and the sale of The Gallery-Knoxville and The Gallery-Huntsville, the Registrant had a net income of approximately $128,000 for the year ended December 31, 1999 as compared to a net loss of approximately $1,478,000 for the year ended December 31, 1998. The increase in the income from continuing operations for the year ended December 31, 1999 is primarily the result of both an increase in total revenues and a decrease in total expenses at the Partnership's residential properties. The increase in total revenues is attributable to the increase in rental revenue at the Partnership's residential properties. Rental revenue increased primarily due to an increase in occupancy and the average rental rates at both Twin Lakes Apartments and Governor's Park Apartments as noted in "Item 2. Description of Properties."

The decrease in total expenses is primarily the result of a decrease in interest expense, slight decreases in operating expense, and general and administrative expense, which are partially offset by a slight increase in depreciation expense. The decrease in operating expense is the result of a decrease in insurance expense as a result of changing insurance carriers late in 1998 which resulted in lower premiums.

Interest expense decreased as a result of the pay down of the mortgage encumbering the Partnership's investment properties, with the net proceeds from the sale of The Gallery-Knoxville and The Gallery-Huntsville as noted above. General and administrative expense decreased as a result of a decrease in management reimbursements allowed by the Partnership Agreement and audit fees. Depreciation expense increased as a result of the capital improvements performed at both the residential properties as noted in "Item 2. Description of Properties". Property tax remained relatively constant for the comparable periods. Also included in general and administrative expenses for the year ended December 31, 1999 and 1998 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase net income by approximately $95,000 ($0.08 per depository unit certificate). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

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

Liquidity and Capital Resources

All of the Partnership's cash is restricted pursuant to the terms of the mortgage loan encumbering the Partnership's properties. At December 31, 1999 the Partnership had approximately $512,000 of restricted cash from both continuing and discontinued operations as compared to approximately $557,000 of restricted cash from both continuing and discontinued operations at December 31, 1998. The Partnership had approximately $1,205,000 of cash provided by operating
activities  and   approximately   $15,566,000  of  cash  provided  by  investing
activities which was offset by approximately $16,772,000, of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of the two commercial properties (see discussion above) partially offset by property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted primarily of the partial repayment and the monthly payments on the mortgage encumbering all of the Partnership's properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the two remaining properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or $124,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The total mortgage indebtedness of $3,810,000 requires a balloon payment on August 1, 2001. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.

Tender Offer

Several tender offers were made by various parties, including affiliates of the general partners, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 475,380 depositary unit certificate units of limited partnership units in the Partnership representing approximately 38.90% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

            Report of Ernst & Young LLP, Independent Auditors

            Balance Sheet - December 31, 1999

            Statements of Operations - Years ended December 31, 1999 and 1998

            Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

            Statements of Cash Flows - Years ended December 31, 1999 and 1998

            Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

U. S. Realty Partners Limited Partnership


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 1999, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 24, 2000

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999


Assets

   Restricted cash                                                             $   512
   Receivables and deposits, net of $190 for doubtful
     accounts                                                                      156
   Restricted escrows                                                              283
   Other assets                                                                     41
   Investment properties (Notes D & G):
      Land                                                      $  2,123
      Buildings and related personal property                     15,394
                                                                  17,517

      Less accumulated depreciation                               (6,751)       10,766

                                                                              $ 11,758

Liabilities and Partners' Capital
Liabilities

   Accounts payable                                                            $   153
   Tenant security deposit liabilities                                              58
   Accrued property taxes                                                           70
   Other liabilities                                                               521
   Due to Corporate General Partner                                                596
   Mortgage notes payable (Note D)                                               3,810

Partners' Capital

   General partners                                                $   4
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)          6,546         6,550

                                                                              $ 11,758

                 See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)




                                                        Years Ended December 31,
                                                          1999          1998
                                                                     (restated)
Revenues:

   Rental income                                         $2,930        $2,655
   Other income                                             175           159
   Total revenues                                         3,105         2,814

Expenses:
   Operating                                              1,096         1,134
   General and administrative                               184           227
   Depreciation                                             489           459
   Interest                                                 967         2,225
   Property taxes                                           241           247

       Total expenses                                     2,977         4,292

Income (loss) from continuing operations                    128        (1,478)
Income from discontinued operations                         256         1,402
Gain on sale of discontinued
   operations                                             4,626            --

Net income (loss)                                        $5,010       $   (76)

Net income (loss) allocated to
   general partners                                         451            (1)
Net income (loss) allocated to
   depositary unit certificate
   holders                                                4,559           (75)

                                                         $5,010        $  (76)

Net income (loss) per depositary unit certificate:

Income (loss) from continuing operations                    .10        $(1.20)
Income from discontinued operations                         .21          1.14
Gain on sale of discontinued
   operations                                              3.42            --

                                                        $  3.73        $ (.06)


                 See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)




                                                              Depositary
                                    Limited                      Unit
                                    Partnership    General    Certificate
                                      Units       Partners      Holders         Total


Original capital contributions     1,222,000      $   2         $30,550       $30,552

Partners' (deficit) capital
  at December 31, 1997             1,222,000      $(446)        $ 2,062       $ 1,616

Net loss for the year
  ended December 31, 1998                 --         (1)            (75)          (76)

Partners' (deficit) capital
 at December 31, 1998              1,222,000       (447)          1,987         1,540

Net income for the year
  ended December 31, 1999                 --        451           4,559         5,010

Partners' capital
  at December 31, 1999             1,222,000      $   4         $ 6,546       $ 6,550



                 See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,

                                                                  1999        1998

Cash flows from operating activities:

   Net income (loss)                                            $ 5,010     $   (76)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation                                                598         857
        Amortization of lease commissions and software                4          13
        Bad debt expense                                            190          42
        Gain on sale of discontinued operations                  (4,626)         --
        Change in accounts:
            Restricted cash                                          45        (225)
            Receivables and deposits                                 74         (31)
            Other assets                                            (19)         39
            Accounts payable                                        138         (13)
            Tenant security deposit liabilities                     (62)         (1)
            Accrued property taxes                                 (133)         69
            Due to Corporate General Partner                         36          12
            Other liabilities                                       (49)         49

               Net cash provided by operating activities          1,206         735

Cash flows from investing activities:

   Net proceeds from sale of investment property                 16,066          --
   Property improvements and replacements                          (489)       (154)
   Net deposits to restricted escrows                               (11)         (5)

               Net cash provided by (used in) investing
                   activities                                    15,566        (159)

Cash flows from financing activities:

   Payments on mortgage notes payable                              (897)       (576)
   Repayment of mortgage note payable                           (15,875)         --

               Net cash used in financing activities            (16,772)       (576)

Net change in cash and cash equivalents                              --          --

Cash and cash equivalents at beginning of period                     --          --

Cash and cash equivalents at end of period                      $    --     $    --

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   953     $ 2,145


                 See Accompanying Notes to Financial Statements

                     U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P. an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control." The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two commercial properties on September 4, 1986, all of which are located in the South. The commercial properties were sold on February 1, 1999 and July 2, 1999.

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

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. This loan may not be repaid until the Partnership's long term debt is repaid. The balance at December 31, 1999, including accrued interest is $596,000.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the Corporate General Partner and DUC holders in accordance with the provisions of the Partnership Agreement.

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the Corporate General Partner. Income (loss) from operations per DUC for the years ended December 31, 1999 and 1998, was computed as 99% of the income (loss) from operations divided by 1,222,000 depositary units outstanding. The gain on sale of discontinued operations was allocated in accordance with the Partnership Agreement for the year ended December 31, 1999.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 1999 and 1998. The Partnership sold both of the shopping centers during 1999. The Gallery - Knoxville was sold on February 1, 1999 and The Gallery-Huntsville was sold on July 2, 1999.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used: 1) for real property over periods of 19 years for additions after May 8, 1985, and before January 1, 1987, and 2) for personal property over 5 years for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of 1) real property additions over 27-1/2 years, and 2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note I).

Amortization: Computer software costs were amortized over six years and were fully amortized as of December 31, 1998. Lease commissions were being amortized over a period of one to ten years using the straight-line method over the term of the respective leases and were included in other assets for the year ended December 31, 1998. For the year ended December 31, 1999, lease commissions were written off due to the sale of the Partnership's two commercial properties.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred. Commercial property leases vary from one to ten years. For leases with scheduled rental increases, rental income was recognized on a straight-line basis over the life of the applicable leases. Certain tenants had percentage rent claims which provide for additional rent upon the tenant achieving certain rental objections. Percentage rent totaled approximately $141,000 for 1998.

Restricted Cash

      Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage. The Partnership held $58,000 of such funds at December 31, 1999.

      Net Cash Flow Fund - The Partnership maintains a restricted cash account for the purpose of repayment of the Partnership's debt. The Partnership held approximately $459,000 of such funds at December 31, 1999. The Partnership deposits Net Cash Flow, as defined in the loan agreement, into this account to facilitate "Cash Sweeps" as defined in the loan agreement. On a monthly basis, the Net Cash Flow Fund is disbursed or retained as follows:

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

Restricted Escrows

       Capital Improvement Account - The Partnership established an interest bearing bank account (see "Note D"), for the purpose of deposit and expenditure of cash flow for Capital Expenditures. The Partnership shall deposit from time to time from revenues a reasonable allowance for Capital Expenditures, provided the amount of such deposit shall have been approved in advance by the Surety. The Partnership may withdraw any amounts on deposit in the Capital Expenditures Account to pay for Capital Expenditures as they are made, provided the amount of such withdrawals shall have been approved in advance by the Surety. At December 31, 1999, the balance was approximately $123,000.

       Working Capital Account - The Partnership established the "Working Capital Account" for the purpose of providing a cash reserve available to the Partnership (see "Note D"). On September 16, 1993, prior to making the first deposit into the Net Cash Flow Fund, the Partnership deposited $150,000 into the Working Capital Account. The bank holds the funds in the Working Capital Account for the benefit of the Surety. The Partnership has the right to access these funds without the consent of the Surety under specific guidelines mutually agreed to by the Partnership and the Surety. Specifically, the Working Capital Account may be used to fund negative cash flow, or emergency or immediate funding needs of a property. At December 31, 1999, the balance was approximately $160,000.

Escrow for Taxes: All escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $169,000 at December 31, 1999 and are included in receivables and deposits.

Segment Reporting: Statement of Financial Standards ("SFAS" No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosures.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $60,000 and $48,000 for the years ended December 31, 1999 and 1998, respectively.

Reclassifications: Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Disposition of Property/Operating Segment

On February 1, 1999, The Gallery - Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $283,000, the net proceeds received by the Partnership were approximately $9,017,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $2,701,000. In connection with the sale, a commission of approximately $93,000 was paid to the Corporate General Partner (see Note F).

On July 2, 1999, The Gallery - Huntsville, located in Huntsville, Alabama, was sold to an unaffiliated third party for $7,310,000. After closing expenses of approximately $261,000, the net proceeds received by the Partnership were approximately $7,049,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $1,925,000. In connection with the sale, a commission of approximately $73,100 was paid to the Corporate General Partner (see Note F).

The Gallery - Knoxville and The Gallery - Huntsville were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations. Revenues of these properties were approximately $588,000 and $2,479,000 for 1999 and 1998, respectively. Income from discontinued operations was approximately $256,000 and $1,402,000 for 1999 and 1998, respectively.

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

The principle terms of the note payable are as follows:


                   Principal                                        Principal
                   Balance At      Stated                            Balance
                  December 31,    Interest    Period     Maturity    Due At
                      1999          Rate     Amortized     Date     Maturity
                (in thousands)
  U.S. Realty
  Partnership       $ 3,810       10.00%    95 months   08/01/01        (1)

(1) The balance at maturity is directly related to the ability of the Partnership to make cash flow payments per the mortgage agreement.

At December 31, 1999 and 1998, approximately $17,000 and $97,000, respectively, of accrued interest was included in other liabilities.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands except per unit data):

                                               Years Ended December 31,
                                                 1999            1998

  Net income (loss) as reported                 $ 5,010          $  (76)
    Add (deduct):
    Depreciation differences                       (374)           (685)
    Difference in bad debt expense                 (286)            135
    Difference in rents recognized                  197              25
    Change in prepaid rentals                        37             (60)
    Gain on sale of discontinued
      operations                                 (3,212)             --
    Other                                            73             (79)

  Federal taxable income (loss)                  $1,445          $ (740)

  Federal taxable income (loss) per DUC          $ 1.17          $ (.60)
                                                  =====           =====

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net assets as reported                     $ 6,550
            Land and buildings                           1,318
            Accumulated depreciation                    (5,646)
            Syndication                                  2,774
            Other                                          188

            Net assets - tax basis                     $ 5,184

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the year ended December 31, 1999 and 1998:


                                                                1999        1998
                                                                 (in thousands)

 Property management fees (included in operating expenses)
   expenses)                                                    $153        $255
 Reimbursement for services of affiliates (included in
  operating, general and administrative expenses, and
  investment properties)                                          83         117
 Real estate brokerage commissions (included in gain on
   sale of discontinued operations)                              166          --
 Due to Corporate General Partner                                596         560

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $153,000 and $142,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the Corporate General Partner were entitled to receive varying percentages of gross receipts from both of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $113,000 for the nine months ending September 30, 1998. No such fees were paid for the year ended December 31, 1999 as these services were provided by an unrelated third party effective October 1, 1998.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $83,000 and $117,000 for the year ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to receive a commission equal to 1% of the aggregate disposition price of sold properties. The Partnership paid a commission of $93,000 and $73,100 to the Corporate General Partner related to the sales of The Gallery - Knoxville and The Gallery - Huntsville, respectively in 1999. These commissions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 10% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Corporate General Partner will return these amounts to the Partnership.

Several tender offers were made by various parties, including affiliates of the general partners, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 475,830 depositary unit certificate units of limited partnership units in the Partnership representing 38.90% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note G - Real Estate and Accumulated Depreciation

Investment Properties


                                          Initial Cost
                                         To Partnership
                                         (in thousands)

                                                                    Cost
                                                  Buildings     Capitalized
                                                 and Related     (Removed)
                                                   Personal    Subsequent to
Description                            Land       Property      Acquisition
                                                               (in thousands)

Governor's Park Apartments
 Little Rock, Arkansas               $  423       $ 5,701        $   244

Twin Lakes Apartments
 Palm Harbor, Florida                 1,928         9,283            (62)

     Totals                          $2,351       $14,984        $   182


The cost removed, net of additions, subsequent to the acquisition is primarily due to write-downs and removals in prior years.

                  Gross Amount At Which
                         Carried
                   At December 31, 1999
                      (in thousands)

                        Buildings
                           and
                         Related
                         Personal           Accumulated    Date of       Date   Depreciable
Description      Land    Property   Total  Depreciation  Construction  Acquired Life-Years



Governor's Park    423      5,945   6,368      2,753         1985      08/29/86    5-35

Twin Lakes       1,700      9,449  11,149      3,998         1986      08/28/86    5-35

Totals          $2,123    $15,394 $17,517    $ 6,751


Each of the Partnership's properties is secured by a first mortgage or deed of trust in connection with the issuance of an Amended and Restated Surety Note, Bond Notes and Suretyship Agreement.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                   1999          1998
                                                      (in thousands)
        Real Estate
        Balance at beginning of year             $33,460       $33,306
        Property improvements                        486           154
        Disposals of property                    (16,429)           --

        Balance at end of year                   $17,517       $33,460

        Accumulated Depreciation
        Balance at beginning of year             $11,380       $10,523
        Additions charged to expense                 598           857
        Disposals of property                     (5,227)           --

        Balance at end of year                   $ 6,751       $11,380


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $18,835,000 and $44,206,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $12,397,000 and $22,867,000, respectively.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in Arkansas and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Alabama, which was sold on July 2, 1999 and a shopping center in Tennessee which was sold on February 1, 1999. As a result of the sale of both commercial properties during 1999 the commercial segment is shown as discontinued operations.

Measurement of segment profit and loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


                                                           1999
                                         Residential    Commercial     Other       Totals
                                         -----------    ----------     -----       ------
                                                       (discontinued)
                                                       (in thousands)


  Rental income                            $ 2,930         $ --         $ --      $ 2,930
  Other income                                 118            --           57         175
  Interest expense                              --            --          967         967
  Depreciation                                 489            --           --         489
  General and administrative expense            --            --          184         184
  Income from discontinued operations           --           256           --         256
  Gain on sale of discontinued
     operations                                 --         4,626           --       4,626
  Segment profit (loss)                      1,222         4,882       (1,094)      5,010
  Total assets                              10,920            --          838      11,758
  Capital expenditures for investment
    properties                                 486             3           --         489



                                                          1998
                                        Residential    Commercial     Other       Totals
                                        -----------    ----------     -----       ------
                                                     (discontinued)
                                                     (in thousands)

Rental income                             $ 2,655         $ --         $ --      $ 2,655
Other income                                  128            --           31         159
Interest expense                               --            --        2,225       2,225
Depreciation                                  459            --           --         459
General and administrative expense             --            --          227         227
Income from discontinued operations            --         1,402           --       1,402
Segment profit (loss)                         943         1,402       (2,421)        (76)
Total assets                               10,920        11,849          821      23,590
Capital expenditures for investment
  properties                                  142            12           --         154


Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase net income by approximately $95,000 ($0.08 per depository unit certificate). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9.     Directors,   Executive   Officers,   Promoters  and Control Persons,
            Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Corporate General Partner of the Registrant is U.S. Realty I Corporation. The names and ages of, as well as the position and offices held by the present executive officers and director of the Corporate General Partner are set forth below. There are no family relationships between or among any officers and directors.

Name                   Age     Position

Patrick J. Foye        42      Executive Vice President and Director

Martha L. Long         40      Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Depositary Unit Certificate of the Registrant as of December 31, 1999.

               Entity                     Number of DUCs           Percentage

AIMCO Properties, LP                          475,380                38.90%
  (an affiliate of AIMCO)

AIMCO Properties, LP is ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado.

No director or officer of the Corporate General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the year ended December 31, 1999 and 1998:

                                                                1999        1998
                                                                 (in thousands)
 Property management fees                                       $153        $255
  Reimbursement for services of affiliates                        83         117
 Real estate brokerage commissions                               166          --
 Due to Corporate General Partner                                596         560

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $153,000 and $142,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the Corporate General Partner were entitled to receive varying percentages of gross receipts from both of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $113,000 for the nine months ending September 30, 1998. No such fees were paid for the year ended December 31, 1999 as these services were provided by an unrelated third party effective October 1, 1998.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $83,000 and $117,000 for the year ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to receive a commission equal to 1% of the aggregate disposition price of sold properties. The Partnership paid a commission of $93,000 and $73,100 to the Corporate General Partner related to the sales of The Gallery - Knoxville and The Gallery - Huntsville, respectively in 1999. These commissions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 10% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Corporate General Partner will return these amounts to the Partnership.

Several tender offers were made by various parties, including affiliates of the general partners, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own 475,830 depositary unit certificate units of limited partnership units in the Partnership representing 38.90% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.    Exhibits, and Reports on Form 8-K

            (a)   Exhibits:

                  Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

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

By:  /s/Patrick J. Foye                                     Date:
     ---------------------
     Patrick J. Foye
     Executive Vice President and Director

By:  /s/Martha L. Long                                      Date:
     -----------------
     Martha L. Long
      Senior Vice President and Controller

                                  EXHIBIT INDEX

Exhibit

3  See Exhibit 4(a)

          2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (Incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1998).

          4(a) Amended and  Restated  Certificate  and  Agreement of Limited
               Partnership (included as Exhibit A to the Prospectus of Registrant dated August 19, 1986 contained in Amendment No. 4 Registration Statement, No. 33-2996, of Registrant filed August 19, 1986 (the "Prospectus") and is incorporated herein by reference).

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

Exhibit

          (iii)(a) Form of Master Lease and Management and Leasing Sub-Agreement related to Purchase Agreement (see 10(b) between Cazana/Huntsville Shopping Center, Ltd. and U.S. Shelter Corporation) to acquire The Gallery Shopping Plaza, Huntsville, Alabama (filed as Exhibit 10E to Amendment No. 4 to Registration Statement, No. 33-2996, of the Registrant filed August 19, 1986 and incorporated herein by reference).

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

          10.21Contract of Sale between  Registrant and The Gallery of Knoxville
               L.P., effective February 1, 1999 (filed February 9, 1999).

          10.22Contract of Sale between  Registrant and Huntgal,  LLC, effective
               July 2, 1999 (Filed July 13, 1999)

          * Filed as Exhibits 10iii (a) through (m) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

          18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

          27   Financial Data Schedule.

          99   Prospectus  of  Registrant  dated  August 19, 1986  (included  in
               Registration   Statement,   No.   33-2996,   of  Registrant   and
               incorporated herein by reference).

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
U.S. Realty I Corporation

Corporate General Partner of U.S. Realty Partners Limited Partnership 55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Financial Statements of U.S. Realty Partners Limited Partnership included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Corporate General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/ Ernst & Young LLP