Form 10QSB
period 2000-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2000-05-08
CIK 788955

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

                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                                  BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                 March 31, 2000

Assets

   Restricted cash                                                       $   677
   Receivables and deposits                                                  248
   Other assets                                                               61
   Investment properties:
      Land                                                   $  2,123
      Buildings and related personal property                  15,534
                                                               17,657
      Less accumulated depreciation                            (6,882)    10,775
                                                                         $11,761

Liabilities and Partners' Capital
Liabilities

   Accounts payable                                                      $    81
   Tenant security deposit liabilities                                        55
   Accrued property taxes                                                    132
   Other liabilities                                                         490
   Due to Corporate General Partner                                          602
   Mortgage note payable                                                   3,707

Partners' Capital

   General partners                                          $      5
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)       6,689      6,694
                                                                         $11,761

                   See Accompanying Notes to Financial Statements

b)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                               Three Months Ended
                                                                    March 31,
                                                                2000        1999
Revenues:                                                                (restated)
   Rental income                                             $  759         $ 715
   Other income                                                  37            36
      Total revenues                                            796           751

Expenses:
   Operating                                                    275           284
   General and administrative                                    44            50
   Depreciation                                                 131           115
   Interest                                                     119           398
   Property taxes                                                62             6
      Total expenses                                            631           853

Income (loss) from continuing operations                        165          (102)
(Loss) income from discontinued operations                      (21)          191
Gain on sale of discontinued operations                          --          2,794

Net income                                                   $  144         $2,883

Net income allocated to general partners (1%)                $    1          $ 29
Net income allocated to depositary unit certificate
   holders (99%)                                                143          2,854
                                                             $  144         $2,883

Net income per depositary unit certificate:

Income (loss) from continuing operations                     $  .13        $ (.08)
Income from discontinued operations                            (.01)          .15
Gain on sale of discontinued operations                          --          2.27
                                                             $  .12        $ 2.34

                   See Accompanying Notes to Financial Statements

c)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                          (in thousands, except unit data)



                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Partners     Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' capital at
   December 31, 1999                  1,222,000      $     4      $ 6,546     $ 6,550

Net income for the three months
   ended March 31, 2000                      --            1          143         144

Partners' capital at
   March 31, 2000                     1,222,000      $     5      $ 6,689     $ 6,694

                   See Accompanying Notes to Financial Statements

d)
                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                  $   144      $  2,883
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
        Depreciation                                               131           178
        Amortization of lease commissions and software              --             2
        Gain on sale of discontinued operations                               (2,794)
        Change in accounts:
            Restricted cash                                       (165)          187
            Receivables and deposits                               (92)         (216)
            Other assets                                           (20)          101
            Accounts payable                                      (140)           (6)
            Tenant security deposit liabilities                     (3)          (41)
            Accrued property taxes                                  62          (112)
            Due to Corporate General Partner                         6            18
            Other liabilities                                      (31)          (19)

               Net cash (used in) provided by operating
                activities                                        (108)          181

Cash flows from investing activities:

   Net proceeds from sale of investment property                    --         9,002
   Property improvements and replacements                          (72)          (29)
   Net withdrawals from (deposits to) restricted escrows           283            (3)

               Net cash provided by investing activities           211         8,970

Cash flows from financing activities:

   Payments on mortgage note payable                              (103)         (246)
   Repayment of mortgage note payable                               --        (8,905)

               Net cash used in financing activities              (103)       (9,151)

Net change in cash and cash equivalents                             --            --

Cash and cash equivalents at beginning of period                    --            --

Cash and cash equivalents at end of period                     $    --       $    --

Supplemental disclosure of cash flow information:

   Cash paid for interest                                      $    97       $   402

At March 31, 2000 property improvements and replacements and accounts payable were adjusted by approximately $68,000 for non-cash activity.

                   See Accompanying Notes to Financial Statements

e)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 2000

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U.S Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

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

Note D - Discontinued Operations

The Gallery - Knoxville and The Gallery - Huntsville were the only two commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Both of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as (loss) income from discontinued operations and gain on sale of discontinued operations as of March 31, 2000 and 1999. Revenues of these properties were approximately $419,000 for the three months ended March 31, 1999. No revenues from the properties were recorded during the three months ended March 31, 2000. (Loss) income from discontinued operations was approximately $(21,000) and $191,000 for the three months ended March 31, 2000 and 1999, respectively.

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

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following were paid or accrued to the Corporate General Partner and its affiliates during the three months ended March 31, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $ 39       $ 37
Reimbursement for services of affiliates
  (included in general and administrative,
   operating expenses and investment properties)            24         29
Due to Corporate General Partner                           602        578

During the three months ended March 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $39,000 and $37,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $24,000 and $29,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 475,380 limited partnership units in the Partnership representing 38.90% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 38.90% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in Arkansas and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Alabama, which was sold on July 2, 1999 and a shopping center in Tennessee which was sold on February 1, 1999. As a result of the sale of both commercial properties during 1999, the commercial segment is shown as discontinued operations.

Measurement of segment profit and loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


          2000

                                         Residential    Commercial     Other       Totals
                                                       (discontinued)
                                                       (in thousands)
  Rental income                             $  759          $ --         $ --       $ 759
  Other income                                  29            --            8          37
  Interest expense                              --            --          119         119
  Depreciation                                 131            --           --         131
  General and administrative expense            --            --           44          44
  Loss from discontinued operations             --           (21)          --         (21)
  Segment profit (loss)                        320           (21)        (155)        144
  Total assets                              10,999            --          762      11,761
  Capital expenditures for investment
    properties                                 140            --           --         140


         1999

                                        Residential    Commercial     Other       Totals
                                                      (discontinued)
                                                      (in thousands)
Rental income                              $  715          $ --         $ --       $ 715
Other income                                   29            --            7          36
Interest expense                               --            --          398         398
Depreciation                                  115            --           --         115
General and administrative expense             --            --           50          50
Income from discontinued operations            --           191           --         191
Gain on sale of discontinued
  operations                                   --         2,794           --       2,794
Segment profit (loss)                         339         2,985         (441)      2,883
Total assets                               10,920         5,398          844      17,162
Capital expenditures for investment
  properties                                   29            --           --          29


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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Twin Lakes Apartments
          Palm Harbor, Florida                         97%            96%

       Governor's Park Apartments
          Little Rock, Arkasas                         98%            94%

The Corporate General Partner attributes the increase in occupancy at Governor's Park Apartments to improved conditions in the apartment industry in the Little Rock area.

Results of Operations

The Registrant's net income for the three months ended March 31, 2000 was approximately $144,000 as compared to approximately $2,883,000 for the three months ended March 31, 1999. The decrease in net income is primarily attributable to the gain on sale of discontinued operations of approximately $2,794,000 realized during the three months ended March 31, 1999 on the sale of The Gallery - Knoxville. The Gallery - Knoxville was sold to an unaffiliated third party on February 1, 1999 for $9,300,000. After closing expenses of approximately $298,000 the net proceeds received by the Partnership were approximately $9,002,000. The Partnership was required to use the proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The decrease in net income is also attributable to a decrease in income from discontinued operations as a result of the above mentioned sale in addition to the sale of the Partnership's remaining commercial property, The Gallery - Huntsville, on July 1, 1999.

Excluding the impact of the operations and sale of both commercial properties, the Registrant's net income for the three months ended March 31, 2000 was approximately $165,000 as compared to a net loss of approximately $102,000 for the three months ended March 31, 1999. The increase in net income was attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income at the
Partnership's investment properties. The increase in rental income was attributable to an increase in average rental rates combined with an increase in occupancy at both Twin Lakes Apartments and Governor's Park Apartments.

The decrease in total expenses was primarily attributable to a decrease in interest expense. Interest expense decreased as a result of the pay down of the mortgage encumbering the Partnership's investment properties, with the net proceeds from the sale of The Gallery - Knoxville and The Gallery - Huntsville as noted above. The decrease in interest expense was partially offset by an increase in depreciation and property tax expense. Depreciation expense increased as a result of capital improvements performed at both residential properties in 1999. Property tax expense increased as a result of an adjustment to the accrual for property tax expense during 1999 as a result of prior overaccruals. Operating and general and administrative expense remained relatively constant. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

All of the Partnership's cash is restricted pursuant to the terms of the mortgage loan encumbering the Partnership's properties. At March 31, 2000 the Partnership had approximately $677,000 of restricted cash from continuing operations as compared to approximately $512,000 of restricted cash from both continuing and discontinued operations at December 31, 1999. The Partnership had approximately $108,000 of cash used in operating activities and approximately $103,000 of cash used in financing activities which was offset by approximately $211,000, of cash provided by investing activities. Cash used in financing activities consisted of payments on the mortgage encumbering the properties. Cash provided by investing activities consisted primarily of cash received from restricted escrows partially offset by property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State, and local, legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Governor's Park Apartments

The Partnership has budgeted, but is not limited to, $300 per unit or $46,200 for capital improvements during the current year consisting primarily of floor covering, appliance and major landscaping. The Partnership completed approximately $16,000 in capital expenditures at Governor's Park Apartments during the three months ended March 31, 2000, consisting primarily of major landscaping, and floor covering and appliance replacements. These improvements were funded with cash from operations. Also included in capital expenditures for the three month period ended March 31, 2000, was an adjustment for $68,000 for fencing.

Twin Lake Apartments

The Partnership has budgeted, but is not limited to, approximately $455,000 for capital improvements during the current year consisting primarily of roof and structural improvements, floor and appliance replacement and major landscaping. The Partnership completed approximately $124,000 in capital expenditures at Twin Lake Apartments during the three months ended March 31, 2000, consisting primarily of roof replacements, floor covering replacement and drapery/blind replacements. These improvements were funded with cash from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.

The total mortgage indebtedness of $3,707,000 requires a balloon payment on August 1, 2001. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                  2000:

                  None.

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

                                Date: May 8, 2000