Form 10QSB
period 2000-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2000-08-14
CIK 788955

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                        (in thousands, except per unit data)

                                  June 30, 2000

Assets

   Restricted cash                                                          $   684
   Receivables and deposits                                                     328
   Other assets                                                                  46
   Investment properties:
      Land                                                   $  2,123
      Buildings and related personal property                  15,717
                                                               17,840
      Less accumulated depreciation                            (7,020)       10,820
                                                                            $11,878

Liabilities and Partners' Capital
Liabilities

   Accounts payable                                                         $    14
   Tenant security deposit liabilities                                           54
   Accrued property taxes                                                       199
   Other liabilities                                                            526
   Due to Corporate General Partner                                             598
   Mortgage note payable                                                      3,673

Partners' Capital

   General partners                                          $      7
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)       6,807         6,814
                                                                            $11,878

                   See Accompanying Notes to Financial Statements

b)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 2000        1999        2000        1999
Revenues:
   Rental income                              $   735     $   730     $ 1,494     $ 1,444
   Other income                                    32          42          69          79
       Total revenues                             767         772       1,563       1,523

Expenses:
   Operating                                      279         250         575         534
   General and administrative                      50          44          94          94
   Depreciation                                   138         115         269         230
   Interest                                       113         309         232         707
   Property taxes                                  67          51         129          59
       Total expenses                             647         769       1,299       1,624

Income (loss) from continuing
   operations                                     120           3         264        (101)
Income from discontinued operations                --         170          --         363
(Loss) gain on sale of discontinued
  operations                                       --         (93)         --       2,701

Net income                                    $   120     $    80     $   264     $ 2,963

Net income (loss) allocated to general
   partners (1%)                              $     1     $     1     $     3     $    30
Net income allocated to depositary
   unit certificate holders (99%)                 119          79         261       2,933
                                              $   120     $    80     $   264     $ 2,963
Net income per depositary unit certificate:

Income (loss) from continuing operations      $   .10     $    --     $   .21     $  (.08)
Income from discontinued operations                --         .14          --         .29
(Loss) gain on sale of discontinued
   operations                                      --        (.08)         --        2.19
                                              $   .10     $   .06     $   .21     $  2.40

                   See Accompanying Notes to Financial Statements

c)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                   (Unaudited)

                          (in thousands, except unit data)



                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Partners     Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' capital at

   December 31, 1999                  1,222,000      $     4      $ 6,546     $ 6,550

Net income for the six months
   ended June 30, 2000                       --            3          261         264

Partners' capital at
   June 30, 2000                      1,222,000      $     7      $ 6,807     $ 6,814

                   See Accompanying Notes to Financial Statements

d)
                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                  $   264      $  2,963
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                               269           230
        Investment in discontinued operations                       --           130
        Gain on sale of discontinued operations                     --        (2,701)
        Change in accounts:
            Restricted cash                                       (172)          120
            Receivables and deposits                              (172)         (346)
            Other assets                                            (5)          (14)
            Accounts payable                                      (139)           (6)
            Tenant security deposit liabilities                     (4)           (8)
            Accrued property taxes                                 129            58
            Due to Corporate General Partner                         2            24
            Other liabilities                                        5           (46)

               Net cash provided by operating activities           177           404

Cash flows from investing activities:

   Net proceeds from sale of investment property                    --         8,909
   Property improvements and replacements                         (323)          (71)
   Net withdrawals from (deposits to) restricted escrows           283            (6)

               Net cash (used in) provided by investing
                   activities                                      (40)        8,832

Cash flows from financing activities:

   Payments on mortgage note payable                              (137)         (331)
   Repayment of mortgage note payable                               --        (8,905)

               Net cash used in financing activities              (137)       (9,236)

Net change in cash and cash equivalents                             --            --

Cash and cash equivalents at beginning of period                    --            --

Cash and cash equivalents at end of period                     $    --       $    --

Supplemental disclosure of cash flow information:

   Cash paid for interest                                      $   189       $   704

                   See Accompanying Notes to Financial Statements

e)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                                  June 30, 2000

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U.S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note D - Discontinued Operations

The Gallery - Knoxville and The Gallery - Huntsville were the only two commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Both of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as income from discontinued operations and gain (loss) on sale of discontinued operations as of June 30, 2000 and 1999. Revenues of these properties were approximately $240,000 and $659,000 for the three and six months ended June 30, 1999, respectively. No revenues from the properties were recorded during the three and six months ended June 30, 2000. Income from discontinued operations was approximately $170,000 and $363,000 for the three and six months ended June 30, 1999, respectively.

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

On July 2, 1999, The Gallery - Huntsville, located in Huntsville, Alabama, was sold to an unaffiliated third party for $7,310,000. After closing expenses of approximately $215,000, the net proceeds received by the Partnership were approximately $7,095,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $1,968,000. In connection with the sale, a commission of approximately $73,100 was paid to the Corporate General Partner in accordance with the Partnership Agreement.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and its affiliates during the six months ended June 30, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $ 77       $ 78
Reimbursement for services of affiliates
  (included in general and administrative,
   operating expenses and investment properties)            42         38
Due to Corporate General Partner                           598        584

During the six months ended June 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $77,000 and $78,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $42,000 and $38,000 for the six months ended June 30, 2000 and 1999, respectively.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment (in thousands).

   Three Months Ended June 30, 2000     Residential      Other      Totals


Rental income                              $ 735         $ --        $ 735
Other income                                   26             6          32
Interest expense                               --           113         113
Depreciation                                  138            --         138
General and administrative expense             --            50          50
Segment profit (loss)                         277          (157)        120


    Six Months Ended June 30, 2000      Residential      Other      Totals


Rental income                             $ 1,494        $ --       $ 1,494
Other income                                   55            14          69
Interest expense                               --           232         232
Depreciation                                  269            --         269
General and administrative expense             --            94          94
Segment profit (loss)                         566          (302)        264
Total assets                               11,367           511      11,878
Capital expenditures for investment
  properties                                  323            --         323


   Three Months Ended June 30, 1999     Residential    Commercial     Other       Totals
                                                      (discontinued)
Rental income                              $ 730          $ --         $ --       $ 730
Other income                                   35            --            7          42
Interest expense                               --            --          309         309
Depreciation                                  115            --           --         115
General and administrative expense             --            --           44          44
Income from discontinued operations            --           170           --         170
(Loss) on sale of discontinued
  operations                                   --           (93)          --         (93)
Segment profit (loss)                         349            77         (346)         80


    Six Months Ended June 30, 1999      Residential    Commercial     Other       Totals
                                                      (discontinued)
Rental income                             $ 1,444         $ --         $ --      $ 1,444
Other income                                   65            --           14          79
Interest expense                               --            --          707         707
Depreciation                                  230            --           --         230
General and administrative expense             --            --           94          94
Income from discontinued operations            --           363           --         363
Gain on sale of discontinued
  operations                                   --         2,701           --       2,701
Segment profit (loss)                         686         3,064         (787)      2,963
Total assets                               10,865         5,326          963      17,154
Capital expenditures for investment
  properties                                   71            --           --          71

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Twin Lakes Apartments
          Palm Harbor, Florida                         96%            96%

       Governor's Park Apartments
          Little Rock, Arkansas                        96%            94%


Results of Operations

The Registrant's net income for the three and six months ended June 30, 2000 was approximately $120,000 and $264,000, respectively, as compared to approximately $80,000 and $2,963,000 for the three and six months ended June 30, 1999. The decrease in net income for the six months ended June 30, 2000 is primarily attributable to the gain on sale of discontinued operations of approximately $2,701,000 realized on the sale of The Gallery - Knoxville. The Gallery - Knoxville was sold to an unaffiliated third party on February 1, 1999 for $9,300,000. After closing expenses of approximately $391,000 the net proceeds received by the Partnership were approximately $8,909,000. The Partnership was required to use the proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The decrease in net income is also attributable to a decrease in income from discontinued operations as a result of the above mentioned sale in addition to the sale of the Partnership's remaining commercial property, The Gallery - Huntsville, on July 2, 1999.

Excluding the impact of the operations and sale of both commercial properties, the Registrant's income from continuing operations for the three and six months ended June 30, 2000 was approximately $120,000 and $264,000 as compared to a net income (loss) from continuing operations of approximately $3,000 and $(101,000) for the three and six months ended June 30, 1999. The increase in net income is due primarily to a decrease in total expenses for the three and six months ended June 30, 2000 and, to a lesser extent, an increase in total revenue for the six months ended June 30, 2000. Total expenses decreased primarily due to a decrease in interest expense. Interest expense decreased as a result of the reduction of the mortgage encumbering the Partnership's investment properties, with the net proceeds from the sale of The Gallery - Knoxville and The Gallery - Huntsville as noted above.

The decrease in total expenses was partially offset by increases in operating, depreciation, and property tax expenses. The increase in operating expense is due primarily to increases in salaries and related employee benefits and to an increase in repairs and maintenance at the Partnership's residential properties. Depreciation expense increased as a result of recent capital improvements performed at both of the Partnership's investment properties. Property tax expense increased as a result of an adjustment to the accrual for property tax expense during 1999 as a result of prior overaccruals.

Total revenues increased for the six months ended June 30, 2000 as a result of an increase in rental income. The increase in rental income is due primarily to an increase in the average rental rates at both of the Partnership's residential properties and to an increase in occupancy at Governor's Park Apartments. The increase in total revenue for the six months ended June 30, 2000, was partially offset by a decrease in other income. The decrease in other income is due primarily to decreases in lease cancellation fees and deposit forfeitures at Twin Lakes Apartments. Total revenue remained relatively constant for the three months ended June 30, 2000.

General and administrative expenses remained relatively constant for the three and six month periods ended June 30, 2000. Included in general and administrative expenses are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

All of the Partnership's cash is restricted pursuant to the terms of the mortgage loan encumbering the Partnership's properties. At June 30, 2000, the Partnership had approximately $684,000 of restricted cash from continuing operations as compared to approximately $512,000 of restricted cash from both continuing and discontinued operations at December 31, 1999. The Partnership had approximately $137,000 of cash used in financing activities and approximately $40,000 of cash used in investing activities, which was offset by approximately $177,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on the mortgage encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by withdrawals from restricted escrow accounts.

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

Governor's Park Apartments

The Partnership has budgeted, but is not limited to, approximately $113,700 for capital improvements during the current year consisting primarily of floor covering, appliance and major landscaping. The Partnership completed approximately $27,000 in capital expenditures at Governor's Park Apartments during the six months ended June 30, 2000, consisting primarily of major landscaping, floor covering and appliance replacements. These improvements were funded with cash from operations.

Twin Lakes Apartments

The Partnership has budgeted, but is not limited to, approximately $455,000 for capital improvements during the current year consisting primarily of roof and structural improvements, floor and appliance replacement and major landscaping. The Partnership completed approximately $296,000 in capital expenditures at Twin Lake Apartments during the six months ended June 30, 2000, consisting primarily of roof replacements, floor covering replacement, drapery/blind replacements and other building improvements. These improvements were funded with cash from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.

The total mortgage indebtedness of $3,673,000 requires a balloon payment on August 1, 2001. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Pursuant to the loan agreement, Net Cash Flow of the Partnership is required to be paid to the mortgage holder on a monthly basis to reduce accrued interest and principal. No distributions can be made until all long-term debt is repaid.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                              Date:      August 11, 2000