Form 10QSB
period 2000-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2000-11-13
CIK 788955

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

                 For the quarterly period ended September 30, 2000


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

                                   (Unaudited)

                        (in thousands, except per unit data)

                               September 30, 2000


Assets

   Cash and cash equivalents                                                $   467
   Receivables and deposits                                                     287
   Restricted escrows                                                           138
   Other assets                                                                 358
   Investment properties:
      Land                                                   $  2,123
      Buildings and related personal property                  15,800
                                                               17,923
      Less accumulated depreciation                            (7,156)       10,767
                                                                            $12,017

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $    43
   Tenant security deposit liabilities                                           64
   Accrued property taxes                                                       212
   Other liabilities                                                            176
   Due to Corporate General Partner                                             612
   Mortgage note payable                                                     11,080

Partners' Deficit

   General partners                                          $     (5)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)        (165)         (170)
                                                                            $12,017

                   See Accompanying Notes to Financial Statements


b)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                 2000        1999        2000        1999
Revenues:
   Rental income                              $   753     $   743     $ 2,247     $ 2,187
   Other income                                    62          33         131         112
       Total revenues                             815         776       2,378       2,299

Expenses:
   Operating                                      279         294         854         828
   General and administrative                      55          59         149         153
   Depreciation                                   136         118         405         348
   Interest                                       207         135         439         842
   Property taxes                                  77         126         206         185
       Total expenses                             754         732       2,053       2,356

Income (loss) from continuing
   operations                                      61          44         325         (57)
(Loss) income from discontinued operations         --         (57)         --         306
Gain on sale of discontinued
  operations                                       --       1,971          --       4,672

Net income                                    $    61     $ 1,958     $   325     $ 4,921

Net income allocated to general
   partners (1%)                              $    --     $    20     $     3     $    49
Net income allocated to depositary
   unit certificate holders (99%)                  61       1,938         322       4,872
                                              $    61     $ 1,958     $   325     $ 4,921
Net income per depositary unit certificate:

Income (loss) from continuing operations      $   .05     $   .04     $   .26     $  (.05)
(Loss) income from discontinued operations         --        (.05)         --         .25
Gain on sale of discontinued
   operations                                      --        1.60          --        3.79
                                              $   .05     $  1.59     $   .26     $  3.99

Distribution per depositary unit              $  5.76     $    --     $  5.76     $    --

                   See Accompanying Notes to Financial Statements

c)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Partners     Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' capital at

   December 31, 1999                  1,222,000      $     4      $ 6,546     $ 6,550

Distributions to partners                    --          (12)      (7,033)     (7,045)

Net income for the nine months
   ended September 30, 2000                  --            3          322         325

Partners' deficit at

   September 30, 2000                 1,222,000      $    (5)      $ (165)    $  (170)

                   See Accompanying Notes to Financial Statements


d)
                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                  $   325      $  4,921
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                               405           457
        Amortization of loan costs and lease commissions             1             4
        Gain on sale of discontinued operations                     --        (4,672)
        Change in accounts:
            Restricted cash                                        512            96
            Receivables and deposits                              (131)         (338)
            Other assets                                            (8)           76
            Accounts payable                                      (110)           16
            Tenant security deposit liabilities                      6           (60)
            Accrued property taxes                                 142            48
            Due to Corporate General Partner                        16            30
            Other liabilities                                     (345)          (56)

               Net cash provided by operating activities           813           522

Cash flows from investing activities:

   Net proceeds from sale of investment property                    --        16,004
   Property improvements and replacements                         (406)         (200)
   Net withdrawals from (deposits to) restricted escrows           145            (8)

               Net cash (used in) provided by investing
                   activities                                     (261)       15,796

Cash flows from financing activities:

   Payments on mortgage note payable                              (293)         (443)
   Repayment of mortgage note payable                           (3,517)      (15,875)
   Proceeds from mortgage note payable                          11,080            --
   Distribution to partners                                     (7,045)           --
   Loan costs paid                                                (310)           --

               Net cash used in financing activities               (85)      (16,318)

Net increase in cash and cash equivalents                          467            --

Cash and cash equivalents at beginning of period                    --            --

Cash and cash equivalents at end of period                     $   467       $    --

Supplemental disclosure of cash flow information:

   Cash paid for interest                                      $   740       $   848

                   See Accompanying Notes to Financial Statements

e)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                               September 30, 2000

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of U.S. Realty I Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Refinance of Partnership Debt

On August 31, 2000, the Partnership refinanced its mortgage note payable with Continental Casualty Consultants with a new mortgage from GMAC. The refinancing replaced mortgage indebtedness of $3,517,000 with a rate of 10% which encumbered both of the Partnership's investment properties. The new mortgage for Governor's Park Apartments was for $3,800,000 at a rate of 7.93%. Payments of $31,619.38 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan will be fully amortized. The new mortgage for Twin Lakes Apartments was for $7,280,000 at a rate of 7.98%. Payments of $60,802.25 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan will be fully amortized. Capitalized loan costs of approximately $310,000 were incurred as a result of the refinancing. Prepayment penalties are required on both new mortgages if repaid prior to maturity. The Corporate General Partner received approximately $111,000 included in the capitalized loan costs as a 1% fee for its assistance in obtaining the refinancing in accordance with the terms of the Partnership Agreement.

Note D - Reconciliation of Cash Flow

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by operations", as defined in the Partnership Agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                        For the Nine Months Ended
                                                              September 30,
                                                           2000             1999
                                                              (in thousands)
Net cash provided by operating activities               $   813          $   522
   Payments on mortgage notes payable                      (293)            (443)
   Property improvements and replacements                  (406)            (200)
   Change in restricted escrows, net                        145               (8)
   Changes in reserves for net operating
      liabilities                                           (82)             188
   Additional reserves                                     (177)             (59)

      Net cash provided by operations                   $    --          $    --

The Corporate General Partner reserved approximately $177,000 at September 30, 2000 to fund capital improvements and repairs at the Partnership's two investment properties. During the nine months ended September 30, 2000, the mortgage debt encumbering the Partnership's investment properties was refinanced as discussed above. For the nine months ended September 30, 1999 the Partnership considered all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructuring in October of 1993.

Note E - Discontinued Operations

The Gallery - Knoxville and The Gallery - Huntsville were the only two commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Both of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as income from discontinued operations and gain (loss) on sale of discontinued operations as of September 30, 2000 and 1999. Revenues (losses) of these properties were approximately $(34,000) and $625,000 for the three and nine months ended September 30, 1999, respectively. No revenues from the properties were recorded during the three and nine months ended September 30, 2000. (Loss) income from discontinued operations was approximately $(57,000) and $306,000 for the three and nine months ended September 30, 1999, respectively.

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

Note F - Distributions

During  the  nine  months  ended  September  30,  2000  the   Partnership   paid
distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit). No distributions were declared or paid during the nine months ended September 30, 1999.

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and its affiliates during the nine months ended September 30, 2000 and 1999:

                                                          2000       1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $116       $114
Reimbursement for services of affiliates
  (included in general and administrative,
   operating expenses and investment properties)            63         61
Due to Corporate General Partner                           612        590
Loan costs (included in other assets)                      111         --
Real estate brokerage commissions (included in gain
  on sale of discontinued operations)                       --        166

During the nine months ended September 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $116,000 and $114,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $63,000 and $61,000 for the nine months ended September 30, 2000 and 1999, respectively.

In connection with both the sale of The Gallery - Knoxville and The Gallery - Huntsville the Corporate General Partner was entitled to a commission of 1% of the selling price. Accordingly, $93,000 was paid during April 1999 as a commission on the sale of The Gallery - Knoxville and $73,100 was paid during July 1999 as a commission on the sale of The Gallery - Huntsville.

In connection with the refinancing of the debt encumbering the Partnership and its properties, the Corporate General Partner was entitled to a fee of 1% of new debt obtained. Accordingly, approximately $111,000 was paid during September 2000 (see Note C - Refinancing of Partnership debt).

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 733,745 limited partnership units in the Partnership representing 60.04% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.04% of the outstanding units, AIMCO is in a position to influence all voting discussions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment (in thousands).


        Three Months Ended September 30, 2000           Residential      Other       Totals

Rental income                                              $  753          $ --       $ 753
Other income                                                   53             9          62
Interest expense                                               77           130         207
Depreciation                                                  136            --         136
General and administrative expense                             --            55          55
Segment profit (loss)                                         247          (186)         61


        Nine Months Ended September 30, 2000           Residential      Other       Totals

Rental income                                            $ 2,247         $ --      $ 2,247
Other income                                                 108            23         131
Interest expense                                              77           362         439
Depreciation                                                 405            --         405
General and administrative expense                            --           149         149
Segment profit (loss)                                        813          (488)        325
Total assets                                              11,929            88      12,017
Capital expenditures for investment
  properties                                                 406            --         406


 Three Months Ended September 30, 1999    Residential    Commercial     Other       Totals
                                                        (discontinued)

Rental income                                $  743        $   --        $  --      $  743
Other income                                     26            --            7          33
Interest expense                                 --            --          135         135
Depreciation                                    118            --           --         118
General and administrative expense               --            --           59          59
Loss from discontinued operations                --           (57)          --         (57)
Gain on sale of discontinued
  operations                                     --         1,971           --       1,971
Segment profit (loss)                           231         1,914         (187)      1,958



  Nine months Ended September 30, 1999    Residential    Commercial     Other       Totals
                                                        (discontinued)

Rental income                               $ 2,187         $ --         $ --      $ 2,187
Other income                                     91            --           21         112
Interest expense                                 --            --          842         842
Depreciation                                    348            --           --         348
General and administrative expense               --            --          153         153
Income from discontinued operations              --           306           --         306
Gain on sale of discontinued
  operations                                     --         4,672           --       4,672
Segment profit (loss)                           917         4,978         (974)      4,921
Total assets                                 10,758            77        1,336      12,171
Capital expenditures for investment
  properties                                    200            --           --         200


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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Twin Lakes Apartments

          Palm Harbor, Florida                         96%            97%

       Governor's Park Apartments

          Little Rock, Arkansas                        95%            95%

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2000 was approximately $61,000 and $325,000, respectively, as compared to approximately $1,958,000 and $4,921,000 for the three and nine months ended September 30, 1999. The decrease in net income for the three and nine months ended September 30, 2000 is primarily attributable to the gain on sale of discontinued operations of approximately $2,701,000 and $1,971,000 realized on the sales of The Gallery - Knoxville and The Gallery - Huntsville, respectively. The Gallery - Knoxville was sold to an unaffiliated third party on February 1, 1999 for $9,300,000. After closing expenses of approximately $391,000 the net proceeds received by the Partnership were approximately $8,909,000. The Gallery
- Huntsville was sold to an unaffiliated third party on July 2, 1999 for $7,310,000. After closing expenses of approximately $215,000 the net proceeds received by the Partnership were approximately $7,095,000. The Partnership was required to use the proceeds from the sales of the properties to pay down the mortgage encumbering the Partnership's properties. The decrease in net income is also attributable to a decrease in income from discontinued operations as a result of the above mentioned sales.

Excluding the impact of the operations and sale of both commercial properties, the Registrant's income from continuing operations for the three and nine months ended September 30, 2000 was approximately $61,000 and $325,000 as compared to a net income (loss) from continuing operations of approximately $44,000 and $(57,000) for the three and nine months ended September 30, 1999. The increase in net income for the nine months ended September 30, 2000 is due primarily to a decrease in total expenses and, to a lesser extent, an increase in total revenues. Total expenses decreased primarily due to a decrease in interest expense. Interest expense decreased as a result of the reduction of the mortgage encumbering the Partnership's investment properties, with the net proceeds from the sale of The Gallery - Knoxville and The Gallery - Huntsville as noted above.

The decrease in total expenses for the nine months ended September 30, 2000 was partially offset by increases in operating, depreciation, and property tax expenses. The increase in operating expense is due primarily to increases in salaries and related employee benefits and to an increase in repairs and maintenance at the Partnership's residential properties. Depreciation expense increased as a result of recent capital improvements performed at both of the Partnership's investment properties. Property tax expense increased as a result of an adjustment to the accrual for property tax expense during 1999 as a result of prior overaccruals.

Total revenues increased for both the three and nine months ended September 30, 2000 as a result of an increase in rental income and other income. The increase in rental income is due primarily to an increase in the average rental rates at both of the Partnership's residential properties. Other income increased as a result of an increase in interest income due to higher cash balances being maintained in the Partnership's interest bearing accounts.

The increase in net income for the three months ended September 30, 2000 was primarily due to an increase in total revenues as discussed above which was partially offset by a slight increase in total expenses. Total expenses increased as a result of an increase in depreciation expense as discussed above and an increase in interest expense. Interest expense increased as a result of the refinancings of the Partnership's two investment properties during August 2000 as discussed below.

General and administrative expenses remained relatively constant for the three and nine month periods ended September 30, 2000. Included in general and administrative expenses are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $467,000. During the nine months ended September 30, 2000, the Partnership refinanced the mortgage encumbering the Registrant's investment properties as discussed below. At September 30, 1999 all of the Partnership's cash is restricted pursuant to the terms of the previous mortgage loan which encumbered the Partnership's properties. The increase in cash and cash equivalents of approximately $467,000 for the nine months ended September 30, 2000, from the Partnership's calendar year is due to approximately $813,000 of cash provided by operating activities which was partially offset by approximately $261,000 of cash used in investing activities and approximately $85,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted primarily of the repayment of the mortgage encumbering the Partnership's investment properties, distributions to the partners, loan costs, and payments of principle made on the mortgage encumbering the Partnership's investment properties, partially offset by the proceeds from the new loans obtained on the Partnership's investment properties. The Partnership invests its working capital reserves in money market accounts.

On August 31, 2000, the Partnership refinanced its mortgage note payable with Continental Casualty Consultants with a new mortgage from GMAC. The refinancing replaced mortgage indebtedness of $3,517,000 with a rate of 10% which encumbered both of the Partnership's investment properties. The new mortgage for Governor's Park Apartments was for $3,800,000 at a rate of 7.93%. Payments of $31,619.38 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan will be fully amortized. The new mortgage for Twin Lakes Apartments was for $7,280,000 at a rate of 7.98%. Payments of $60,802.25 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan will be fully amortized. Capitalized loan costs of approximately $310,000 were incurred as a result of the refinancing.

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

Governor's Park Apartments

The Partnership has budgeted, but is not limited to, approximately $113,700 for capital improvements during the current year consisting primarily of floor covering, appliances and major landscaping. The Partnership completed approximately $57,000 in capital expenditures at Governor's Park Apartments during the nine months ended September 30, 2000, consisting primarily of major landscaping, floor covering and appliance replacements. These improvements were funded with cash from operations.

Twin Lakes Apartments

The Partnership has budgeted, but is not limited to, approximately $455,000 for capital improvements during the current year consisting primarily of roof and structural improvements, floor covering and appliance replacement and major landscaping. The Partnership completed approximately $349,000 in capital expenditures at Twin Lake Apartments during the nine months ended September 30, 2000, consisting primarily of roof replacements, floor covering replacement, drapery/blind replacements and other building improvements. These improvements were funded with cash from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $11,080,000 bears interest at rates between 7.93% and 7.98% and are due to mature on September 1, 2020.

During  the  nine  months  ended  September  30,  2000  the   Partnership   paid
distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit). No distributions were declared or paid during the nine months ended September 30, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturities, refinancing and/or sale of the properties. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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

                                 Date:   November 13, 2000