Form 10KSB
period 2000-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2001-03-29
CIK 788955

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $3,163,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.     Description of Business

U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005 unless terminated prior to such date.

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

On April 1, 1993, the Partnership filed for protection under Chapter 11 of the Federal Bankruptcy Code. The filing was made due to the Partnership's inability to repay its secured debt due to an insurance company. On April 23, 1993, the Partnership filed a Reorganization Plan ("the Plan") with the United States Bankruptcy Court for the District of South Carolina. The significant provision of the Plan was the refinancing of the secured debt. On July 23, 1993, the Court entered an order confirming the Partnership's Plan. On January 27, 1994, the Court closed the case.

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2000 and 1999.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's remaining residential properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

                          Gross
                         Carrying     Accumulated                         Federal
  Property                 Value     Depreciation    Rate     Method     Tax Basis
                             (in thousands)                            (in thousands)

  Governor's Park        $ 6,442        $ 2,948      5-35     S/L        $ 1,800

  Twin Lakes              11,752          4,344      5-35     S/L          4,544
                         $18,194        $ 7,292                          $ 6,344

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                         Principal
                           Balance At      Stated                              Balance
                          December 31,    Interest    Period     Maturity       Due At
                              2000          Rate     Amortized     Date        Maturity
                         (in thousands)

  Twin Lakes (1)            $ 7,243        7.98%    240 months  09/01/2020        --
  Governor's Park (1)         3,780        7.93%    240 months  09/01/2020        --

                            $11,023

(1) See Item 7, Financial Statements - Note E for information with respect to the Registrant's ability to repay the loans and other specific details about the loans.

On August 31, 2000, the Partnership refinanced its mortgage note payable encumbering the Partnership as a whole with individual mortgages on each property. The refinancing replaced mortgage indebtedness of $3,517,000 with a rate of 10% which encumbered both of the Partnership's investment properties. The new mortgage for Governor's Park Apartments was for $3,800,000 at a rate of 7.93%. Payments of approximately $32,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. The new mortgage for Twin Lakes Apartments was for $7,280,000 at a rate of 7.98%. Payments of approximately $61,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. Capitalized loan costs of approximately $301,000 were incurred as a result of the refinancing. Prepayment penalties are required on both new mortgages if repaid prior to maturity. The Corporate General Partner received approximately $111,000 which is included in the capitalized loan costs as a 1% fee for its assistance in obtaining the refinancing in accordance with the terms of the Partnership Agreement.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for each property is as follows:

                                         Average Annual           Average Annual
                                          Rental Rates               Occupancy
                                           (per unit)
Property                             2000            1999         2000      1999

Governor's Park                     $7,026          $6,836         95%       95%
Twin Lakes                           7,919           7,703         96%       97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were as follows:

                                                     2000             2000
                                                   Billing            Rate
                                                (in thousands)
 Governor's Park                                    $ 63              6.30%
 Twin Lakes                                          202              2.15%

Capital Improvements:

Governor's Park Apartments: The Partnership completed approximately $74,000 in capital expenditures at Governor's Park Apartments as of December 31, 2000, consisting primarily of appliance and floor covering replacements, wall covering and fencing improvements and major landscaping. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $42,350. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Twin Lakes Apartments: The Partnership completed approximately $603,000 in capital expenditures at Twin Lakes Apartments as of December 31, 2000, consisting primarily of roof and structural improvements, floor covering and appliance replacements, plumbing improvements, blind replacements and major landscaping. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $72,050. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


Item 5.     Market for Partnership Equity and Related Partnership Matters

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders. As of December 31, 2000, the number of DUCs holders of record was 1,226 and there were 1,222,000 units outstanding. Transfer of DUCs is subject to certain suitability and other requirements. Affiliates of the Corporate General Partner own 650,274 units or 53.21% at December 31, 2000. Due to the security being delisted during 1990, no public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 2000 the Partnership paid distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit). No distributions were declared or paid in 1999.

Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2001 or subsequent periods. See "Item 2 - Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 650,274 depositary unit certificates in the Partnership representing 53.21% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 53.21% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2000 was approximately $375,000 as compared to net income of approximately $5,010,000 for the year ended December 31, 1999. The decrease in net income is primarily attributable to the gain on sale of discontinued operations of approximately $4,626,000 realized on the sale of The Gallery-Knoxville and The Gallery-Huntsville in 1999. On February 1, 1999, The Gallery-Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $283,000 the net proceeds received by the Partnership were approximately $9,017,000. On July 2, 1999, The Gallery-Huntsville, located in Huntsville, Alabama, was sold to an unaffiliated third party for approximately $7,310,000. After closing expenses of approximately $261,000, the net proceeds received by the Partnership were approximately $7,049,000. The Partnership used the proceeds from the sale of both of the properties to pay down the debt encumbering the Partnership's properties by approximately $15,875,000. The decrease in net income is also attributable to a decrease in income from discontinued operations as a result of the above mentioned sales.

Excluding the impact of the operations and the sale of The Gallery-Knoxville and The Gallery-Huntsville, the Registrant had income from continuing operations of approximately $375,000 for the year ended December 31, 2000 as compared to income from continuing operations of approximately $128,000 for the year ended December 31, 1999. The increase in income from continuing operations for the year ended December 31, 2000 is primarily the result of both a slight increase in total revenues and a decrease in total expenses at the Partnership's residential properties. The increase in total revenues is attributable to the increase in rental revenue at the Partnership's residential properties. Rental revenue increased primarily due to an increase in the average rental rates at both Twin Lakes Apartments and Governor's Park Apartments (as noted in "Item 2. Description of Properties") partially offset by a slight decrease in occupancy at Twin Lakes.

The decrease in total expenses is primarily the result of a decrease in interest expense and general and administrative expense, which were partially offset by a slight increase in operating, depreciation and property tax expense. Interest expense decreased as a result of the pay down of the mortgage encumbering the Partnership's investment properties, with the net proceeds from the sale of The Gallery-Knoxville and The Gallery-Huntsville as noted above. General and administrative expense decreased as a result of a decrease in management reimbursements allowed by the Partnership Agreement and audit fees. Depreciation expense increased as a result of the property improvements and replacements placed in service at the two remaining properties during the year ended December 31, 2000. Property tax expense increased as a result of an increase in the assessment value of Twin Lakes Apartments by the taxing authorities. The increase in operating expense is due primarily to increases in salaries and related employee benefits at both residential properties. Also included in general and administrative expenses for the years ended December 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2000 the Partnership had approximately $659,000 of cash and cash equivalents. During the year ended December 31, 2000, the Partnership refinanced the mortgage encumbering the Registrant's investment properties as discussed below. At December 31, 1999 all of the Partnership's cash was restricted pursuant to the terms of the previous mortgage loan which encumbered the Partnership's properties. The increase in cash and cash equivalents of approximately $659,000 for the year ended December 31, 2000 is due to approximately $1,156,000 of cash provided by operating activities which was partially offset by approximately $364,000 of cash used in investing activities and approximately $133,000, of cash used in financing activities. Cash used by investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows. Cash used in financing activities consisted primarily of the repayment of the mortgage encumbering the Partnership's investment properties, distributions to the partners, loan costs paid and payments of principle made on the mortgage encumbering the Partnership's investment properties, partially offset by the proceeds from the new loans obtained on each of the Partnership's remaining two investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the two remaining properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $114,400. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The total mortgage indebtedness of $11,023,000 requires monthly payments due on the first day of each month until September 1, 2020 at which time the loans are scheduled to be fully amortized. On August 31, 2000, the Partnership refinanced its mortgage note payable encumbering the Partnership as a whole with individual mortgages on each property. The refinancing replaced mortgage indebtedness of $3,517,000 with a rate of 10% which encumbered both of the Partnership's investment properties. The new mortgage for Governor's Park Apartments was for $3,800,000 at a rate of 7.93%. Payments of approximately $32,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. The new mortgage for Twin Lakes Apartments was for $7,280,000 at a rate of 7.98%. Payments of approximately $61,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. Capitalized loan costs of approximately $301,000 were incurred as a result of the refinancing. Prepayment penalties are required on both new mortgages if repaid prior to maturity. The Corporate General Partner received approximately $111,000 which is included in the capitalized loan costs as a 1% fee for its assistance in obtaining the refinancing in accordance with the terms of the Partnership Agreement.

The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 2000 the Partnership paid distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit). Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 650,274 depositary unit certificates in the Partnership representing 53.21% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 53.21% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 7.     Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

            Report of Ernst & Young LLP, Independent Auditors

            Balance Sheet - December 31, 2000

            Statements of Operations - Years ended December 31, 2000 and 1999

            Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

            Statements of Cash Flows - Years ended December 31, 2000 and 1999

            Notes to Financial Statements

                Report of Ernst & Young LLP, Independent Auditors


The Partners
U. S. Realty Partners Limited Partnership


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 22, 2001

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                   $   659
   Receivables and deposits                                                         29
   Restricted escrows                                                              137
   Other assets                                                                    334
   Investment properties (Notes E & I):
      Land                                                      $  2,123
      Buildings and related personal property                     16,071
                                                                  18,194
      Less accumulated depreciation                               (7,292)       10,902
                                                                              $ 12,061

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                            $   218
   Tenant security deposit liabilities                                              68
   Accrued property taxes                                                           63
   Other liabilities                                                               189
   Due to Corporate General Partner                                                620
   Mortgage notes payable (Note E)                                              11,023

Partners' Deficit
   General partners                                               $   (4)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)           (116)         (120)
                                                                              $ 12,061

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                        Years Ended December 31,
                                                           2000          1999
Revenues:
   Rental income                                         $2,983        $2,930
   Other income                                             180           175
       Total revenues                                     3,163         3,105

Expenses:
   Operating                                              1,155         1,096
   General and administrative                               166           184
   Depreciation                                             541           489
   Interest                                                 670           967
   Property taxes                                           256           241
       Total expenses                                     2,788         2,977

Income from continuing operations                           375           128
Income from discontinued operations                          --           256
Gain on sale of discontinued operations                      --         4,626

Net income                                               $  375        $5,010

Net income allocated to general partners                 $    4        $  451
Net income allocated to depositary unit certificate
   holders                                                  371         4,559

                                                         $  375        $5,010
Net income per depositary unit certificate:
Income from continuing operations                        $  .30        $  .10
Income from discontinued operations                          --           .21
Gain on sale of discontinued
   operations                                                --          3.42
                                                         $  .30        $ 3.73

Distributions per depositary unit certificate            $ 5.76        $   --

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)


                                                               Depositary
                                     Limited                      Unit
                                   Partnership    General     Certificate
                                      Units       Partners      Holders         Total

Original capital contributions     1,222,000      $   2         $30,550       $30,552

Partners' (deficit) capital
  at December 31, 1998             1,222,000      $(447)        $ 1,987       $ 1,540

Net income for the year
  ended December 31, 1999                 --        451           4,559         5,010

Partners' capital
 at December 31, 1999              1,222,000          4           6,546         6,550

Distributions to partners                 --        (12)         (7,033)       (7,045)

Net income for the year
  ended December 31, 2000                 --          4             371           375

Partners' deficit
  at December 31, 2000             1,222,000      $  (4)        $  (116)      $  (120)

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                   $   375      $ 5,010
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                541          598
        Amortization of loan costs and lease commissions              4            4
        Bad debt expense                                             --          190
        Gain on sale of discontinued operations                      --       (4,626)
        Change in accounts:
            Restricted cash                                         512           45
            Receivables and deposits                                127           74
            Other assets                                              4          (19)
            Accounts payable                                       (102)         138
            Tenant security deposit liabilities                      10          (62)
            Accrued property taxes                                   (7)        (133)
            Due to Corporate General Partner                         24           36
            Other liabilities                                      (332)         (49)
               Net cash provided by operating activities          1,156        1,206
Cash flows from investing activities:
   Net proceeds from sale of investment property                     --       16,066
   Property improvements and replacements                          (510)        (489)
   Net withdrawals from (deposits to) restricted escrows            146          (11)

               Net cash (used in) provided by investing
                   activities                                      (364)      15,566

Cash flows from financing activities:
   Payments on mortgage notes payable                              (350)        (897)
   Proceeds from mortgage notes payable                          11,080           --
   Repayment of mortgage note payable                            (3,517)     (15,875)
   Distribution to partners                                      (7,045)          --
   Loan costs paid                                                 (301)          --

               Net cash used in financing activities               (133)     (16,772)

Net increase in cash and cash equivalents                           659           --

Cash and cash equivalents at beginning of period                     --           --

Cash and cash equivalents at end of period                      $   659      $    --

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   962      $   953
Supplemental disclosure of Non-Cash Information:
   Fixed assets in accounts payable                             $   167      $    --

                   See Accompanying Notes to Financial Statements

                     U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partner interest was purchased by AIMCO Properties, L.P. an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two commercial properties on September 4, 1986, all of which are located in the South. The commercial properties were sold on February 1, 1999 and July 2, 1999.

The Depositary Unit Certificate ("DUC") holders are assignees of USS Assignor, Inc. (the "Limited Partner"), an affiliate of the Corporate General Partner, and as such will be entitled to receive the economic rights attributable to the Limited Partnership Interests represented by their DUCs. DUC holders will for all practical purposes be treated as limited partners of the Partnership.

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

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. The balance at December 31, 2000, including accrued interest is approximately $620,000.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the Corporate General Partners and DUC holders in accordance with the provisions of the Partnership Agreement.

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the Corporate General Partners. Income (loss) from operations per DUC for the years ended December 31, 2000 and 1999, was computed as 99% of the income (loss) from operations divided by 1,222,000 depositary units outstanding. The gain on sale of discontinued operations was allocated in accordance with the Partnership Agreement for the year ended December 31, 1999.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2000 and 1999. The Partnership sold both of the shopping centers during 1999. The Gallery - Knoxville was sold on February 1, 1999 and The Gallery-Huntsville was sold on July 2, 1999.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity approximates its carrying value.

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

Loan Costs: Loan costs of approximately $301,000 less accumulated amortization of $4,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Amortization: Lease commissions were being amortized over a period of one to ten years using the straight-line method over the term of the respective leases. For the year ended December 31, 1999, lease commissions were written off due to the sale of the Partnership's two commercial properties.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in banks and money market accountants. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $566,000 at December 31, 2000, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease. The security deposits are refunded when the tenant vacates provided the tenant has not damaged the apartment and is current on rental payments.

Restricted Escrows

       Capital Improvement Account - In connection with the October 1993 debt refinancing the Partnership established an interest bearing bank account for the purpose of deposit and expenditure of cash flow for Capital Expenditures. The Partnership was required to deposit from time to time from revenues a reasonable allowance for Capital Expenditures, provided the amount of such deposit shall have been approved in advance by the Surety. The Partnership was able to withdraw any amounts on deposit in the Capital Expenditures Account to pay for Capital Expenditures as they were made, provided the amount of such withdrawals had been approved in advance by the Surety. During 2000 the Partnership refinanced the debt encumbering its properties (see "Note E") and accordingly, was released from the requirement to maintain this account. All funds remaining in the account were paid to the Partnership during 2000.

       Working Capital Account - In connection with the October 1993 debt refinancing the Partnership established the "Working Capital Account" for the purpose of providing a cash reserve available to the Partnership. On September 16, 1993, prior to making the first deposit into the Net Cash Flow Fund, the Partnership deposited $150,000 into the Working Capital Account. The bank held the funds in the Working Capital Account for the benefit of the Surety. The Partnership had the right to access these funds without the consent of the Surety under specific guidelines mutually agreed to by the Partnership and the Surety. Specifically, the Working Capital Account was to be used to fund negative cash flow, or emergency or immediate funding needs of a property. During 2000 the Partnership refinanced the debt encumbering its properties (see "Note E") and accordingly, was released from the requirement to maintain this account. All funds remaining in the account were paid to the Partnership during 2000.

       Completion Repair Account - In connection with the refinancing in August 2000 on Governor's Park approximately $137,000 of the proceeds were designated for a completion repair account. As the property completes the designated repairs these funds will be released. At December 31, 2000, the balance in this account was approximately $137,000.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosures.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $43,000 and $60,000 for the years ended December 31, 2000 and 1999, respectively.

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

Note C - Reconciliation of Cash Flow

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by operations", as defined in the Partnership Agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                            For the Year Ended
                                                               December 31,
                                                           2000            1999
                                                              (in thousands)
Net cash provided by operating activities               $ 1,156         $ 1,206
Payments on mortgage notes payable                         (350)           (897)
Property improvements and replacements                     (510)           (489)
Change in restricted escrows, net                           146             (11)
Changes in reserves for net operating
   liabilities                                             (236)            (30)
Additional reserves                                        (206)            221

Net cash provided by operations                         $    --         $    --

The Corporate General Partner reserved approximately $206,000 at December 31, 2000 to fund capital improvements and repairs at the Partnership's two remaining investment properties. During the year ended December 31, 1999 approximately $221,000 of previously reserved funds were released. During the year ended December 31, 2000, the mortgage debt encumbering the Partnership's investment properties was refinanced as discussed in "Note E". For the year ended December 31, 1999 the Partnership considered all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructuring in October of 1993.

Note D - Discontinued Operations

On February 1, 1999, The Gallery - Knoxville, located in Knoxville, Tennessee, was sold to an unaffiliated third party for $9,300,000. After closing expenses of approximately $283,000, the net proceeds received by the Partnership were approximately $9,017,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $2,701,000. In connection with the sale, a commission of approximately $93,000 was paid to the Corporate General Partner (see "Note H").

On July 2, 1999, The Gallery - Huntsville, located in Huntsville, Alabama, was sold to an unaffiliated third party for $7,310,000. After closing expenses of approximately $261,000, the net proceeds received by the Partnership were approximately $7,049,000. The Partnership was required to use the net proceeds from the sale of the property to pay down the mortgage encumbering the Partnership's properties. The sale of the property resulted in a gain on sale of investment property of approximately $1,925,000. In connection with the sale, a commission of approximately $73,000 was paid to the Corporate General Partner (see "Note H").

The Gallery - Knoxville and The Gallery - Huntsville were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of these properties, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations. Revenues of these properties were approximately $588,000 for 1999. Income from discontinued operations was approximately $256,000 for 1999.

Note E - Mortgage Notes Payable

The principle terms of the notes payable are as follows:

                          Principal      Monthly                             Principal
                          Balance At     Payment     Stated                   Balance
                         December 31,   Including   Interest    Maturity       Due At
                             2000        Interest     Rate        Date        Maturity
                        (in thousands)

  Twin Lakes              $ 7,243          $ 62      7.98%    09/01/2020         --
  Governor's Park           3,780            32      7.93%    09/01/2020         --

                          $11,023          $ 94

On August 31, 2000, the Partnership refinanced its mortgage note payable encumbering the Partnership as a whole with individual mortgages on each property. The refinancing replaced mortgage indebtedness of $3,517,000 with a rate of 10% which encumbered both of the Partnership's investment properties. The new mortgage for Governor's Park Apartments was for $3,800,000 at a rate of 7.93%. Payments of approximately $32,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. The new mortgage for Twin Lakes Apartments was for $7,280,000 at a rate of 7.98%. Payments of approximately $61,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. Capitalized loan costs of approximately $301,000 were incurred as a result of the refinancing. Prepayment penalties are required on both new mortgages if repaid prior to maturity. The Corporate General Partner received approximately $111,000 included in the capitalized loan costs as a 1% fee for its assistance in obtaining the refinancing in accordance with the terms of the Partnership Agreement.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the rental properties. The investment properties may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                               2001        $   240
                               2002            260
                               2003            281
                               2004            304
                               2005            330
                            Thereafter       9,608
                                           $11,023

Note F - Distributions

During the year ended December 31, 2000 the Partnership paid distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit).

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands except per unit data):

                                               Years Ended December 31,
                                                  2000             1999
  Net income as reported                        $   375          $ 5,010
    Add (deduct):
    Depreciation differences                       (229)            (374)
    Difference in bad debt expense                   (4)            (286)
    Difference in rents recognized                  (14)             197
    Change in prepaid rentals                       (20)              37
    Gain on sale of discontinued
      operations                                     --           (3,212)
    Other                                           (18)              73
  Federal taxable income                         $   90           $1,445

  Federal taxable income per DUC                 $ 0.07           $ 1.17

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported                $  (120)
            Land and buildings                           1,317
            Accumulated depreciation                    (5,875)
            Syndication                                  2,774
            Other                                          133
            Net liabilities - tax basis                $(1,771)

Note H - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the year ended December 31, 2000 and 1999:

                                                                2000        1999
                                                                 (in thousands)
 Property management fees (included in operating expenses)
   expenses)                                                    $156        $153
 Reimbursement for services of affiliates (included in
  operating, general and administrative expenses, and
  investment properties)                                          89          83
 Real estate brokerage commissions (included in gain on
   sale of discontinued operations)                               --         166
 Due to Corporate General Partner                                620         596
 Loan costs (included in other assets)                           111          --

During the years ended December 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $156,000 and $153,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $83,000 for the year ended December 31, 2000 and 1999, respectively.

In connection with the August 2000 refinancing of the debt encumbering the Partnership and its properties, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $111,000 was paid during September 2000 (see "Note E - Mortgage Notes Payable").

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to receive a commission equal to 1% of the aggregate disposition price of sold properties. The Partnership paid a commission of $93,000 and $73,000 to the Corporate General Partner related to the sales of The Gallery - Knoxville and the Gallery - Huntsville, respectively in 1999. These commissions are subordinate to the limited partners receiving their original capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Corporate General Partner will return these amounts to the Partnership.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 650,274 depositary unit certificates in the Partnership representing 53.21% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 53.21% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note I - Real Estate and Accumulated Depreciation

Investment Properties

                                                        Initial Cost
                                                         To Partnership
                                                       (in thousands)

                                                                Buildings         Cost
                                                               and Related    Capitalized
                                                                 Personal    Subsequent to
Description                       Encumbrances       Land        Property     Acquisition
                                 (in thousands)                              (in thousands)
Governor's Park Apartments
 Little Rock, Arkansas             $ 3,780         $  423       $ 5,701        $   318
Twin Lakes Apartments
 Palm Harbor, Florida                7,243          1,928         9,283            541

     Totals                        $11,023         $2,351       $14,984        $   859

                  Gross Amount At Which
                         Carried
                   At December 31, 2000
                      (in thousands)

                        Buildings
                        and Related
                         Personal           Accumulated    Date of       Date   Depreciable
Description      Land    Property   Total  Depreciation  Construction  Acquired Life-Years

Governor's Park    423    $ 6,019  $ 6,442    $ 2,948        1985      08/29/86    5-35

Twin Lakes       1,700     10,052   11,752      4,344        1986      08/28/86    5-35

Totals          $2,123    $16,071  $18,194    $ 7,292


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                    2000          1999
                                                      (in thousands)
        Real Estate
        Balance at beginning of year             $ 17,517       $ 33,460
          Property improvements                       677            489
          Disposals of property                        --        (16,432)
        Balance at end of year                   $ 18,194       $ 17,517

        Accumulated Depreciation
        Balance at beginning of year             $  6,751       $ 11,380
          Additions charged to expense                541            598
          Disposals of property                        --         (5,227)
        Balance at end of year                   $  7,292       $  6,751

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $19,512,000 and $18,835,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $13,168,000 and $12,397,000, respectively.

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes one each located in Arkansas and Florida. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Alabama, which was sold on July 2, 1999 and a shopping center in Tennessee which was sold on February 1, 1999. As a result of the sale of both commercial properties during 1999 the commercial segment is shown as discontinued operations.

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

Segment information for the years ended December 31, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                                                        2000
                                        Residential      Other      Totals
                                                   (in thousands)

Rental income                            $  2,983        $   --     $ 2,983
Other income                                  148            32         180
Interest expense                              300           370         670
Depreciation                                  541            --         541
General and administrative expense             --           166         166
Segment profit (loss)                         879          (504)        375
Total assets                               12,025            36      12,061
Capital expenditures for investment
  properties                                  677            --         677

                                                          1999
                                        Residential    Commercial     Other       Totals
                                                     (discontinued)
                                                      (in thousands)
Rental income                            $ 2,930          $  --         $ --     $ 2,930
Other income                                 118             --           57         175
Interest expense                              --             --          967         967
Depreciation                                 489             --           --         489
General and administrative expense            --             --          184         184
Income from discontinued operations           --            256           --         256
Gain on sale of discontinued
   operations                                 --          4,626           --       4,626
Segment profit (loss)                      1,222          4,882       (1,094)      5,010
Total assets                              10,920             --          838      11,758
Capital expenditures for investment
  properties                                 486              3           --         489

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

Name                   Age     Position

Patrick J. Foye        43      Executive Vice President and Director

Martha L. Long         41      Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit service of approximately $30,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Depositary Unit Certificate of the Registrant as of December 31, 2000.

               Entity                     Number of DUCs           Percentage

AIMCO Properties, LP                          650,274                53.21%
  (an affiliate of AIMCO)

AIMCO Properties, LP is ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado.

No director or officer of the Corporate General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the year ended December 31, 2000 and 1999:

                                                                2000        1999
                                                                 (in thousands)

 Property management fees                                       $156        $153
 Reimbursement for services of affiliates                         89          83
 Real estate brokerage commissions                                --         166
 Due to Corporate General Partner                                620         596
 Loan costs                                                      111          --

During the years ended December 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $156,000 and $153,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $83,000 for the year ended December 31, 2000 and 1999, respectively.

In connection with the August 2000 refinancing of the debt encumbering the Partnership and its properties, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $111,000 was paid during September 2000.

Pursuant to the Partnership Agreement, the Corporate General Partner is entitled to receive a commission equal to 1% of the aggregate disposition price of sold properties. The Partnership paid a commission of $93,000 and $73,000 to the Corporate General Partner related to the sales of The Gallery - Knoxville and the Gallery - Huntsville, respectively in 1999. These commissions are subordinate to the limited partners receiving their original capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Corporate General Partner will return these amounts to the Partnership.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 650,274 depositary unit certificates in the Partnership representing 53.21% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 53.21% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.    Exhibits, and Reports on Form 8-K

            (a) Exhibits:

                None.

            (b) Reports on Form 8-K filed in the fourth quarter of calendar year
                2000:

                Current report on Form 8-K dated August 28, 2000 and filed on November 27, 2000 in connection with the refinancing of Governor's Park Apartments and Twin Lakes Apartments.



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

                                      Date:  March 29, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Patrick J. Foye                                     Date: March 29, 2001
     Patrick J. Foye
     Executive Vice President and Director



By:  /s/Martha L. Long                                      Date: March 29, 2001
     Martha L. Long
     Senior Vice President and Controller

                                  EXHIBIT INDEX

Exhibit

3  See Exhibit 4(a)

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (Incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1998).

4 (a) Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the Prospectus of Registrant dated August 19, 1986 contained in Amendment No. 4 Registration Statement, No.33-2996,of Registrant filed August 19, 1986 (the "Prospectus") and is incorporated herein by reference).

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

10.21Contract of Sale between Registrant and The Gallery of Knoxville L.P., effective February 1, 1999 (filed February 9, 1999).

10.22Contract of Sale between  Registrant  and Huntgal,  LLC,  effective July 2,
     1999 (Filed July 13, 1999)

10.23Multifamily  Note dated August 28, 2000 between US Realty Partners  Limited
     Partnership, a South Carolina Limited Partnership, and GMAC Commercial Mortgage Corporation for refinance of Governor's Park Apartments (Filed November 27, 2000)

10.24Multifamily  Note dated August 28, 2000 between US Realty Partners  Limited
     Partnership, a South Carolina Limited Partnership and GMAC Commercial Mortgage Corporation for refinance of Twin Lakes Apartments (Filed November 27, 2000)

* Filed as Exhibits 10iii (a) through (m) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

99   Prospectus of Registrant  dated August 19, 1986  (included in  Registration
     Statement,   No.  33-2996,   of  Registrant  and  incorporated   herein  by
     reference).