Form 10QSB
period 2001-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2001-05-14
CIK 788955

FORM 10-QSB QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001


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
                        (in thousands, except per unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                $   510
   Receivables and deposits                                                      26
   Restricted escrows                                                           138
   Other assets                                                                 361
   Investment properties:
      Land                                                   $  2,123
      Buildings and related personal property                  16,131
                                                               18,254
      Less accumulated depreciation                            (7,435)       10,819
                                                                            $11,854

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    50
   Tenant security deposit liabilities                                           72
   Accrued property taxes                                                       131
   Other liabilities                                                            156
   Due to Corporate General Partner                                             586
   Mortgage note payable                                                     10,965

Partners' Deficit
   General partners                                          $     (4)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)        (102)         (106)
                                                                            $11,854

                   See Accompanying Notes to Financial Statements

b)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                              Three Months Ended
                                                                    March 31,
                                                                2001        2000
Revenues:
   Rental income                                             $  746      $  759
   Other income                                                  42          37
      Total revenues                                            788         796

Expenses:
   Operating                                                    289         296
   General and administrative                                    46          44
   Depreciation                                                 143         131
   Interest                                                     229         119
   Property taxes                                                67          62
      Total expenses                                            774         652

Net income                                                   $   14      $  144

Net income allocated to general partners (1%)                $   --      $    1
Net income allocated to depositary unit certificate
   holders (99%)                                                 14         143
                                                             $   14      $  144

Net income per depositary unit certificate                   $  .01      $  .12


                   See Accompanying Notes to Financial Statements

c)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Partners     Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2000                  1,222,000      $    (4)     $  (116)    $  (120)

Net income for the three months
   ended March 31, 2001                      --           --           14          14

Partners' deficit at
   March 31, 2001                     1,222,000      $    (4)      $ (102)    $  (106)



                   See Accompanying Notes to Financial Statements

d)
                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                  $    14      $   144
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
        Depreciation                                               143          131
        Amortization of loan costs                                   4           --
        Change in accounts:
            Restricted cash                                         --         (165)
            Receivables and deposits                                 3          (92)
            Other assets                                           (31)         (20)
            Accounts payable                                        (1)        (140)
            Tenant security deposit liabilities                      4           (3)
            Accrued property taxes                                  68           62
            Due to Corporate General Partner                       (34)           6
            Other liabilities                                      (33)         (31)

               Net cash provided by (used in) operating
                activities                                         137         (108)

Cash flows from investing activities:
   Property improvements and replacements                         (227)         (72)
   Net (deposits to) withdrawals from restricted escrows            (1)         283

               Net cash (used in) provided by
                  investing activities                            (228)         211

Cash flows from financing activities:
   Payments on mortgage note payable                               (58)        (103)

               Net cash used in financing activities               (58)        (103)

Net change in cash and cash equivalents                           (149)          --

Cash and cash equivalents at beginning of period                   659           --

Cash and cash equivalents at end of period                     $   510      $    --

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   259      $    97

At December 31, 2000 and March 31, 2001, accounts payable and property improvements and replacements were adjusted by approximately $167,000 for non-cash activity.

At March 31, 2000 property improvements and replacements and accounts payable were adjusted by approximately $68,000 for non-cash activity.



                   See Accompanying Notes to Financial Statements

e)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as presently presented.

Note B - Reconciliation of Cash Flow

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by (used in) operating activities" to "net cash provided by operations", as defined in the Partnership Agreement. However, "net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                        For the Three Months Ended
                                                                March 31,
                                                           2001             2000
                                                              (in thousands)
Net cash provided by (used in) operating
   activities                                           $   137          $  (108)
   Payments on mortgage notes payable                       (58)            (103)
   Property improvements and replacements                  (227)             (72)
   Change in restricted escrows, net                         (1)             283
   Changes in reserves for net operating
      liabilities                                            24              383
   Additional reserves                                      125             (383)

      Net cash provided by operations                   $    --          $    --

During the three months ended March 31, 2001, the Corporate General Partner released previously reserved funds of approximately $125,000.

During the three months ended March 31, 2000, the Partnership considered all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructuring in October of 1993. The debt encumbering the investment properties was refinanced during August 2000.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following were paid or accrued to the Corporate General Partner and its affiliates during the three months ended March 31, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                     $ 39       $ 39
Reimbursement for services of affiliates
  (included in general and administrative,
   operating expenses and investment properties)            47         24
Due to Corporate General Partner                           586        602

During the three months ended March 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $39,000 for both the three months ended March 31, 2001 and 2000.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $24,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 735,185 depositary unit certificates in the Partnership representing 60.16% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Twin Lakes Apartments
          Palm Harbor, Florida                         96%            97%

       Governor's Park Apartments
          Little Rock, Arkansas                        93%            98%

The decrease in average occupancy at Governor's Park Apartments is due to a change in demographics of the market areas in which the investment property competes and lower interest rates for home buyers.

Results of Operations

The Registrant's net income for the three months ended March 31, 2001 was approximately $14,000 as compared to approximately $144,000 for the three months ended March 31, 2000. The decrease in net income is primarily attributable to an increase in total expenses and a decrease in total revenues.

The increase in total expenses was attributable to an increase in interest expense and depreciation expense. Interest expense increased due to the refinancing of the consolidated mortgage encumbering the investment properties during the third quarter of 2000 and obtaining separate mortgages for each property. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months at the investment properties which are now being depreciated.

Total revenue decreased due to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Governor's Park Apartments as discussed above. Other income increased as a result of higher average cash balances being maintained in interest bearing accounts. General and administrative expense remained relatively constant. Included in general and administrative expenses for the three months ended March 31, 2001 and 2000 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had approximately $510,000 of cash and cash equivalents. At March 31, 2000, all of the Partnership's cash was restricted pursuant to the terms of the previous mortgage loan which encumbered the Partnership's properties. This mortgage was refinanced during August 2000. Cash and cash equivalents decreased approximately $149,000 for the three months ended March 31, 2001 from the Registrant's year end, primarily due to approximately $228,000 of cash used in investing activities and approximately $58,000 of cash used in financing activities which was partially offset by approximately $137,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on the mortgages encumbering the properties. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to escrow accounts.

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

Governor's Park Apartments

The Partnership completed approximately $7,000 in capital expenditures at Governor's Park Apartments during the three months ended March 31, 2001, consisting primarily of floor covering and appliance replacements. These improvements were funded with cash flow from operations. The Partnership has budgeted, but is not limited to, approximately $42,000 for capital improvements during 2001 consisting primarily of floor covering and appliance replacement and air conditioning improvements.

Twin Lake Apartments

The Partnership completed approximately $53,000 in capital expenditures at Twin Lake Apartments during the three months ended March 31, 2001, consisting primarily of office computers and floor covering and appliance replacements. These improvements were funded with cash flow from operations. The Partnership has budgeted, but is not limited to, approximately $137,000 for capital improvements during 2001 consisting primarily of roof replacements, water heater replacements, floor covering and appliance replacement and interior decoration.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The total mortgage indebtedness of $10,965,000 requires monthly payments due on the first day of each month until the loan matures on September 1, 2020 at which time the loans are scheduled to be fully amortized. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 735,185 depositary unit certificates in the Partnership representing 60.16% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.16% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                 2001:

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

                                 Date:   May 14, 2001