Form 10QSB
period 2001-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2001-07-31
CIK 788955

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $   265
   Receivables and deposits                                                      22
   Restricted escrows                                                           138
   Other assets                                                                 345
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,226
                                                              18,349
      Less accumulated depreciation                           (7,578)        10,771
                                                                            $11,541

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    20
   Tenant security deposit liabilities                                           74
   Accrued property taxes                                                       198
   Other liabilities                                                            179
   Due to Corporate General Partner                                             252
   Mortgage notes payable                                                    10,905

Partners' Deficit
   General partners                                          $    (4)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)        (83)           (87)
                                                                            $11,541

                   See Accompanying Notes to Financial Statements


b)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               2001         2000         2001        2000
Revenues:
   Rental income                           $   736        $   735     $ 1,482     $ 1,494
   Other income                                 52             32          94          69
       Total revenues                          788            767       1,576       1,563

Expenses:
   Operating                                   288            279         577         575
   General and administrative                   43             50          89          94
   Depreciation                                143            138         286         269
   Interest                                    227            113         456         232
   Property taxes                               68             67         135         129
       Total expenses                          769            647       1,543       1,299

Net income                                 $    19        $   120     $    33     $   264

Net income allocated to general
   partners (1%)                           $    --        $     1     $    --     $     3
Net income allocated to depositary
   unit certificate holders (99%)               19            119          33         261
                                           $    19        $   120     $    33     $   264
Net income per depositary unit
   certificate                             $  0.02        $  0.10     $  0.03     $  0.21

                   See Accompanying Notes to Financial Statements

c)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Partners     Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2000                  1,222,000      $    (4)     $  (116)     $ (120)

Net income for the six months
   ended June 30, 2001                       --           --           33          33

Partners' deficit at
   June 30, 2001                      1,222,000      $    (4)      $ (83)     $   (87)


                   See Accompanying Notes to Financial Statements

d)
                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                  $    33      $   264
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of loan costs                                     8           --
      Depreciation                                                 286          269
      Change in accounts:
        Restricted cash                                             --         (172)
        Receivables and deposits                                     7         (172)
        Other assets                                               (19)          (5)
        Accounts payable                                           (31)        (139)
        Tenant security deposit liabilities                          6           (4)
        Accrued property taxes                                     135          129
        Due to Corporate General Partner                          (368)           2
        Other liabilities                                          (10)           5
           Net cash provided by operating activities                47          177

Cash flows from investing activities:
   Property improvements and replacements                         (322)        (323)
   Net (deposits to) withdrawals from restricted escrows            (1)         283
           Net cash used in investing activities                  (323)         (40)

Cash flows from financing activities:
   Payments on mortgage notes payable                             (118)        (137)
           Net cash used in financing activities                  (118)        (137)

Net decrease in cash and cash equivalents                         (394)          --

Cash and cash equivalents at beginning of period                   659           --

Cash and cash equivalents at end of period                     $   265      $    --

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   767      $   189

At December 31, 2000 and June 30, 2001, accounts payable and property improvements and replacements were adjusted by approximately $167,000 for non-cash activity.


                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

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


                                                         For the Six Months Ended
                                                                 June 30,
                                                           2001             2000
                                                              (in thousands)

   Net cash provided by operating activities               $  47            $  177
   Payments on mortgage notes payable                       (118)             (137)
   Property improvements and replacements                   (322)             (323)
   Change in restricted escrows, net                          (1)              283
   Changes in reserves for net operating
      liabilities                                            280               356
   Additional reserves                                       114              (356)

      Net cash provided by operations                      $  --            $   --

During the six months ended June 31, 2001, the Corporate General Partner released previously reserved funds of approximately $114,000.

During the six months ended June 30, 2000, the Partnership considered all cash to be restricted for tenant security deposits and for the purpose of the deposit of Net Cash Flow, as defined by the debt restructuring in October of 1993. The debt encumbering the investment properties was refinanced during August 2000.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following were paid or accrued to the Corporate General Partner and its affiliates during the six months ended June 30, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)
Property management fees (included in
  operating expenses)                                     $ 79       $ 77
Reimbursement for services of affiliates
  (included in general and administrative,
   operating expenses and investment properties)            67         42
Due to Corporate General Partner                           252        598

During the six months ended June 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $79,000 and $77,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $67,000 and $42,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 735,685 depositary unit certificates in the Partnership representing 60.20% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Twin Lakes Apartments
          Palm Harbor, Florida                         95%            96%
       Governor's Park Apartments
          Little Rock, Arkansas                        93%            96%

The decrease in average occupancy at Governor's Park Apartments is due to a change in demographics of the market area in which the investment property competes and lower interest rates for home buyers.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2001 was approximately $19,000 and $33,000, respectively, as compared to approximately $120,000 and $264,000 for the three and six months ended June 30, 2000. The decrease in net income for both periods is primarily due to an increase in total expenses which was partially offset by a slight increase in total revenues. Total expenses increased due to increases in depreciation expense and interest expense. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months at the investment properties which are now being depreciated. Interest expense increased due to the refinancing of the consolidated mortgage encumbering the investment properties during the third quarter of 2000 and obtaining separate mortgages for each property.

Total revenues increased for both periods due to an increase in other income. Other income increased due to increased utilities reimbursements and collections of lease cancellation fees at Twin Lakes Apartments which was partially offset by a decrease in interest income at the Partnership due to a decrease in average cash balances held in interest bearing accounts.

General and administrative expenses remained relatively constant for the three and six month periods ended June 30, 2001. Included in general and administrative expenses are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had approximately $265,000 of cash and cash equivalents. At June 30, 2000, all of the Partnership's cash was restricted pursuant to the terms of the previous mortgage loan which encumbered the Partnership's properties. This mortgage was refinanced during August 2000. Cash and cash equivalents decreased approximately $394,000 for the six months ended June 30, 2001, from the Registrant's year end primarily due to approximately $323,000 of cash used in investing activities and approximately $118,000 of cash used in financing activities, which was partially offset by approximately $47,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrow accounts. Cash used in financing activities consisted of payments on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments

The Partnership completed approximately $30,000 in capital expenditures at Governor's Park Apartments during the six months ended June 30, 2001, consisting primarily of major landscaping, floor covering and appliance replacements, wall coverings and fencing. These improvements were funded with cash from operations. The Partnership has budgeted, but is not limited to approximately $42,000 for capital improvements during 2001 consisting primarily of floor covering and appliance replacements, air conditioning improvements, major landscaping, and other building improvements.

Twin Lakes Apartments

The Partnership completed approximately $125,000 in capital expenditures at Twin Lake Apartments during the six months ended June 30, 2001, consisting primarily of roof replacements, floor covering and appliance replacements, and other building improvements. These improvements were funded with cash from operations. The Partnership has budgeted, but is not limited to approximately $137,000 for capital improvements during 2001 consisting primarily of roof replacements, water heater replacements, floor covering and appliance replacement and interior decoration.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The total mortgage indebtedness of approximately $10,905,000 requires monthly payments due on the first day of each month until the loans mature on September 1, 2020 at which time the loans are scheduled to be fully amortized. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date.

There were no distributions declared or paid during the six months ended June 30, 2001 and 2000. The Registrant's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 735,685 depositary unit certificates in the Partnership representing 60.20% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.20% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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

                                 Date:   July 31, 2001