Form 10QSB
period 2001-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2001-11-02
CIK 788955

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

                 For the quarterly period ended September 30, 2001


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
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                $   102
   Receivables and deposits                                                       5
   Restricted escrows                                                           140
   Other assets                                                                 358
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,274
                                                              18,397
      Less accumulated depreciation                           (7,720)        10,677
                                                                            $11,282

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    16
   Tenant security deposit liabilities                                           81
   Accrued property taxes                                                       257
   Other liabilities                                                            178
   Due to Corporate General Partner                                              44
   Mortgage notes payable                                                    10,845

Partners' Deficit
   General partners                                          $    (4)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)       (135)          (139)
                                                                            $11,282

                   See Accompanying Notes to Financial Statements

b)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                 2001        2000        2001        2000
Revenues:
   Rental income                              $   693     $   753     $ 2,175     $ 2,247
   Other income                                    54          62         148         131
       Total revenues                             747         815       2,323       2,378

Expenses:
   Operating                                      346         279         923         854
   General and administrative                      30          55         119         149
   Depreciation                                   142         136         428         405
   Interest                                       222         207         678         439
   Property taxes                                  59          77         194         206
       Total expenses                             799         754       2,342       2,053

Net (loss) income                             $   (52)    $    61     $   (19)    $   325

Net income allocated to general
   partners (1%)                              $    --     $    --     $    --     $     3
Net (loss) income allocated to depositary
   unit certificate holders (99%)                 (52)         61         (19)        322
                                              $   (52)    $    61     $   (19)    $   325

Net (loss) income per depositary
   unit certificate                           $  (.04)    $   .05     $  (.02)    $   .26

Distribution per depositary unit
   certificate                                $    --     $  5.76     $    --     $  5.76

                   See Accompanying Notes to Financial Statements

c)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2000                  1,222,000      $    (4)     $  (116)     $ (120)

Net loss for the nine months
   ended September 30, 2001                  --           --          (19)        (19)

Partners' deficit at
   September 30, 2001                 1,222,000      $    (4)      $ (135)    $  (139)

                   See Accompanying Notes to Financial Statements

d)
                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net (loss) income                                           $   (19)     $   325
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
        Depreciation                                               428          405
        Amortization of loan costs                                  11            1
        Change in accounts:
            Restricted cash                                         --          512
            Receivables and deposits                                24         (131)
            Other assets                                           (35)          (8)
            Accounts payable                                       (35)        (110)
            Tenant security deposit liabilities                     13            6
            Accrued property taxes                                 194          142
            Due to Corporate General Partner                      (319)          16
            Other liabilities                                      (11)        (345)

               Net cash provided by operating activities           251          813

Cash flows from investing activities:
   Property improvements and replacements                         (370)        (406)
   Net (deposits to) withdrawals from restricted escrows            (3)         145

               Net cash used in investing activities              (373)        (261)

Cash flows from financing activities:
   Payments on mortgage notes payable                             (178)        (293)
   Principal payments on due to Corporate General Partner         (257)          --
   Repayment of mortgage note payable                               --       (3,517)
   Proceeds from mortgage note payable                              --       11,080
   Distribution to partners                                         --       (7,045)
   Loan costs paid                                                  --         (310)

               Net cash used in financing activities              (435)         (85)
Net (decrease) increase in cash and cash equivalents              (557)         467

Cash and cash equivalents at beginning of period                   659           --

Cash and cash equivalents at end of period                     $   102      $   467
Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   987      $   740

At December 31, 2000 and September 30, 2001, accounts payable and property improvements and replacements were adjusted by approximately $167,000 for non-cash activity.

                   See Accompanying Notes to Financial Statements

e)
                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Note B - Refinance of Partnership Debt

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

Note C - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by" in the accompanying consolidated statements of cash flows to "Net cash from operations," as defined in the Partnership Agreement.


                                                        For the Nine Months Ended
                                                              September 30,
                                                           2001             2000
                                                              (in thousands)

   Net cash provided by operating activities              $  251            $  813
   Payments on mortgage notes payable                       (178)             (293)
   Principal payments on due to Corporate
     General Partner                                        (257)               --
   Property improvements and replacements                   (370)             (406)
   Change in restricted escrows, net                          (3)              145
   Changes in reserves for net operating
      liabilities (assets)                                   426               (82)
   Additional reserves                                       131              (177)

      Net cash provided by operations                      $  --             $  --

During the nine months ended September 30, 2001, the Corporate General Partner released previously reserved funds of approximately $131,000. During the nine months ended September 30, 2000, the Corporate General Partner reserved approximately $177,000 to fund capital improvements and repairs at the Partnership's two investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following were paid or accrued to the Corporate General Partner and its affiliates during the nine months ended September 30, 2001 and 2000:

                                                          2001       2000
                                                          (in thousands)
Property management fees (included in
  operating expenses)                                     $119       $116
Reimbursement for services of affiliates
  (included in general and administrative,
   operating expenses and investment properties)            87         63
Due to Corporate General Partner                            44        612
Loan costs (included in other assets)                       --        111

During the nine months ended September 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $119,000 and $116,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $87,000 and $63,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are approximately $29,000 and $14,000, respectively, at construction service fees.

In connection with the refinancing of the debt encumbering the Partnership and its properties, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $111,000 was paid during September 2000 (see "Note B - Refinance of Partnership Debt").

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 735,685 depositary unit certificates in the Partnership representing 60.20% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on September 4, 2001, AIMCO Properties, LP, commenced a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $1 per Unit. Pursuant to this offer AIMCO acquired an additional 700 Units when the offer expired subsequent to September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.20% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Distributions

No distributions were declared or paid during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit).

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Twin Lakes Apartments
          Palm Harbor, Florida                         94%            96%

       Governor's Park Apartments
          Little Rock, Arkansas                        94%            95%

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2001 was approximately $52,000 and $19,000, respectively, as compared to approximately $61,000 and $325,000 of net income for the three and nine months ended September 30, 2000, respectively. The increase in net loss for the three and nine months ended September 30, 2001 is primarily attributable to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for the three and nine months ended September 30, 2001 is due primarily to an increase in operating, interest and depreciation expenses which were partially offset by a decrease in general and administrative expenses and property tax expense. Operating expense increased due to an increase in property and maintenance expense at Governor's Park Apartments and an increase in insurance premiums at Twin Lakes Apartments. Property expenses increased as a result of an increase in employee salaries and related benefits and an increase in utility costs as a result of vacant apartments at Governor's Park Apartments. Maintenance expense increased as a result of the increase in contract labor used for cleaning, painting, and yard and ground care at the property. Insurance expense increased at Twin Lakes Apartments due to the increase in insurance premiums at the property. Interest expense increased due to the refinancing of the consolidated mortgage encumbering the investment properties during the third quarter of 2000 and obtaining separate mortgages for each property. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months at the investment properties which are now being depreciated. The decrease in property tax expense for both periods is the result of changes in assessed values of the investment properties and the timing and receipt of invoices from the taxing authorities.

General and administrative expense decreased due to a decrease in legal, professional and audit expenses partially offset by an increase in management reimbursements allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The decrease in total revenues for the three and nine months ended September 30, 2001 is primarily attributable to a decrease in rental income. Rental income decreased primarily due to a decrease in the occupancy levels and an increase in concessions at both investment properties. The decrease in rental income was largely offset by an increase in average rental rates at both investment properties. Other income increased for the nine months ended September 30, 2001 due to increased utilities reimbursements and collections of lease cancellation fees at Twin Lakes Apartments which was partially offset by a decrease in interest income at the Partnership due to a decrease in average cash balances held in interest bearing accounts.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $102,000 versus approximately $467,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $557,000 for the nine months ended September 30, 2001, from the Partnership's calendar year end is due to approximately $373,000 of cash used in investing activities and approximately $435,000 of cash used in financing activities partially offset by approximately $251,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows. Cash used in financing activities consisted of payments made on mortgages encumbering the Partnership's properties and principal payments on amounts due to the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments

The Partnership completed approximately $55,000 in budgeted and non-budgeted capital expenditures at Governor's Park Apartments during the nine months ended September 30, 2001, consisting primarily of plumbing improvements, structural improvements, floor covering and appliance replacements, wall coverings and fencing. These improvements were funded with cash from operations. The Partnership has budgeted, but is not limited to, approximately $45,000 for capital improvements during 2001 consisting primarily of floor covering and appliance replacements, air conditioning improvements, major landscaping, and other building improvements.

Twin Lakes Apartments

The Partnership completed approximately $148,000 in capital expenditures at Twin Lake Apartments during the nine months ended September 30, 2001, consisting primarily of office computers, air conditioning improvements, roof replacements, floor covering and appliance replacements, and other building improvements. These improvements were funded with cash from operations. The Partnership has budgeted, but is not limited, to approximately $164,000 for capital improvements during 2001 consisting primarily of roof replacements, water heater replacements, floor covering and appliance replacement and interior decoration.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The total mortgage indebtedness of approximately $10,845,000 requires monthly payments due on the first day of each month until the loans mature on September 1, 2020 at which time the loans are scheduled to be fully amortized. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date.

There were no distributions declared or paid during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Partnership paid distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit). The Registrant's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates currently own 735,685 depositary unit certificates in the Partnership representing 60.20% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on September 4, 2001, AIMCO Properties, LP, commenced a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $1 per Unit. Pursuant to this offer AIMCO acquired an additional 700 Units when the offer expired subsequent to September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 60.20% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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

                                 Date:   October 30, 2001