Form 10KSB
period 2001-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2002-03-26
CIK 788955

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $3,110,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.     Description of Business

U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. The Registrant commenced operations on August 26, 1986, and acquired its first property, a newly constructed apartment property, on August 28, 1986. Prior to September 5, 1986, it acquired an existing apartment property, a newly constructed shopping center and an existing shopping center. The Registrant continues to own and operate two of these properties. The shopping centers were sold on February 1, 1999 and July 2, 1999. See "Item 2. Description of Properties".

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

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2001 and 2000.

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


                                Gross
                               Carrying     Accumulated                         Federal
  Property                       Value     Depreciation    Rate     Method     Tax Basis
                                   (in thousands)                            (in thousands)

  Governor's Park
     Apartments                $ 6,518        $ 3,149      5-35     S/L         $ 1,598
  Twin Lakes Apartments         11,890          4,714      5-35     S/L           4,173
                               $18,408        $ 7,863                           $ 5,771

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                            Principal                                          Principal
                           Balance At      Stated                               Balance
                          December 31,    Interest    Period      Maturity       Due At
                              2001          Rate     Amortized      Date        Maturity
                         (in thousands)
  Governor's Park
   Apartments (1)           $ 3,698        7.93%    240 months   09/01/2020       $ --

  Twin Lakes
   Apartments (1)             7,085        7.98%    240 months   09/01/2020         --
                            $10,783

(1) See Item 7, Financial Statements - Note C for information with respect to the Registrant's ability to repay the loans and other specific details about the loans.

On August 31, 2000, the Partnership refinanced its mortgage note payable encumbering the Partnership as a whole with individual mortgages on each property. The refinancing replaced mortgage indebtedness of $3,517,000 with a rate of 10% which encumbered both of the Partnership's investment properties. The new mortgage for Governor's Park Apartments was for $3,800,000 at a rate of 7.93%. Payments of approximately $32,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. The new mortgage for Twin Lakes Apartments was for $7,280,000 at a rate of 7.98%. Payments of approximately $61,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. Capitalized loan costs of approximately $301,000 were incurred as a result of the refinancing. Prepayment penalties are required on both new mortgages if repaid prior to maturity. The Corporate General Partner received approximately $111,000 during 2000 which is included in the capitalized loan costs as a 1% fee for its assistance in obtaining the refinancing in accordance with the terms of the Partnership Agreement.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2001 and 2000 for each property is as follows:


                                         Average Annual            Average Annual
                                          Rental Rates                Occupancy
                                           (per unit)
Property                              2001            2000         2001       2000

Governor's Park Apartments          $7,185          $7,026         94%        95%
Twin Lakes Apartments                7,975           7,919         95%        96%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were as follows:

                                                     2001             2001
                                                   Billing            Rate
                                                (in thousands)
 Governor's Park Apartments                         $ 68              6.80%
 Twin Lakes Apartments                               198              2.10%

Capital Improvements:

Governor's Park Apartments

The Partnership completed approximately $76,000 in capital expenditures at Governor's Park Apartments during the year ended December 31, 2001, consisting primarily of plumbing improvements, structural improvements, floor covering and appliance replacements, wall coverings and fencing. These improvements were funded with cash from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $46,200. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

The Partnership completed approximately $138,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2001, consisting primarily of office computers, interior decorating, air conditioning improvements, roof replacements, floor covering and appliance replacements, structural and other building improvements. These improvements were funded with cash from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $78,600. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.     Market for Partnership Equity and Related Partnership Matters

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders. As of December 31, 2001, the number of DUCs holders of record was 925 and there were 1,222,000 units outstanding. Transfer of DUCs is subject to certain suitability and other requirements. Affiliates of the Corporate General Partner own 838,677 units or 68.63% at December 31, 2001. Due to the security being delisted during 1990, no public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

No distributions were declared or paid during the year ended December 31, 2001. During the year ended December 31, 2000 the Partnership paid distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit).

Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods. See "Item 2 - Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates owned 838,677 depositary unit certificates in the Partnership representing 68.63% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.63% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Registrant's net loss for the year ended December 31, 2001 was approximately $50,000 as compared to net income of approximately $375,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001 is primarily the result of a decrease in total revenues and an increase in total expenses. The decrease in total revenues is attributable to the decrease in rental income at the Partnership's residential properties. Rental income decreased primarily due to an increase in concessions and special promotions at both properties to attract new tenants. The decrease in rental income was partially offset by an increase in average rental rates.

The increase in total expenses is primarily the result of an increase in interest expense, depreciation expense, property tax expense, and operating expense which were partially offset by a decrease in general and administrative expense. Interest expense increased due to the refinancing of the consolidated mortgage encumbering the investment properties during the third quarter of 2000 and obtaining separate mortgages for each property. Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months at the investment properties which are now being depreciated. Property tax expense increased due to the timing and receipt of invoices from the tax authorities. Operating expense increased due to an increase in insurance expense and property expense. Insurance expense increased due to an increase in insurance premiums at Twin Lakes Apartments. Property expenses increased due to an increase in employee salaries and related benefits and the leasing of employee apartments at both investment properties. General and administrative expense decreased as a result of a decrease in professional fees which was partially offset by an increase in administrative costs and the cost of services included in the management reimbursements to the Corporate General Partner as allowed by the Partnership Agreement. Also included in the general and administrative expenses for the year ended December 31, 2001 and 2000 were costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2001 the Partnership had approximately $134,000 of cash and cash equivalents as compared to approximately $659,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $525,000 for the year ended December 31, 2001 is due to approximately $725,000 of cash used in financing activities and approximately $351,000 of cash used in investing activities which was partially offset by approximately $551,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows. Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership's investment properties and payments on amounts due to affiliates slightly offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the two remaining properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $124,800. Additional improvements may be considered and will depend on the physical condition of the properties and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The total mortgage indebtedness of approximately $10,783,000 requires monthly payments due on the first day of each month until September 1, 2020 at which time the loans are scheduled to be fully amortized. On August 31, 2000, the Partnership refinanced its mortgage note payable encumbering the Partnership as a whole with individual mortgages on each property. The refinancing replaced mortgage indebtedness of $3,517,000 with a rate of 10% which encumbered both of the Partnership's investment properties. The new mortgage for Governor's Park Apartments was for $3,800,000 at a rate of 7.93%. Payments of approximately $32,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. The new mortgage for Twin Lakes Apartments was for $7,280,000 at a rate of 7.98%. Payments of approximately $61,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. Capitalized loan costs of approximately $301,000 were incurred as a result of the refinancing. Prepayment penalties are required on both new mortgages if repaid prior to maturity. The Corporate General Partner received approximately $111,000 during 2000 which is included in the capitalized loan costs as a 1% fee for its assistance in obtaining the refinancing in accordance with the terms of the Partnership Agreement.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

No distributions were declared or paid during the year ended December 31, 2001. During the year ended December 31, 2000 the Partnership paid distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit). Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates owned 838,677 depositary unit certificates in the Partnership representing 68.63% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.63% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

            Report of Ernst & Young LLP, Independent Auditors

            Balance Sheet - December 31, 2001

            Statements of Operations - Years ended December 31, 2001 and 2000

            Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

            Statements of Cash Flows - Years ended December 31, 2001 and 2000

            Notes to Financial Statements




                 Report of Ernst & Young LLP, Independent Auditors





The Partners
U. S. Realty Partners Limited Partnership


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.








                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001






Assets
   Cash and cash equivalents                                                   $   134
   Receivables and deposits                                                         16
   Due from Corporate General Partner                                               23
   Restricted escrows                                                              107
   Other assets                                                                    326
   Investment properties (Notes C & G):
      Land                                                      $  2,123
      Buildings and related personal property                     16,285
                                                                  18,408
      Less accumulated depreciation                               (7,863)       10,545
                                                                              $ 11,151

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $    102
   Tenant security deposit liabilities                                              80
   Accrued property taxes                                                           68
   Other liabilities                                                               137
   Due to Corporate General Partner                                                151
   Mortgage notes payable (Note C)                                              10,783

Partners' Deficit
   General partners                                               $ (4)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)           (166)         (170)
                                                                              $ 11,151

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)







                                                        Years Ended December 31,
                                                           2001          2000
Revenues:
   Rental income                                         $2,917        $2,983
   Other income                                             193           180
       Total revenues                                     3,110         3,163

Expenses:
   Operating                                              1,271         1,155
   General and administrative                               142           166
   Depreciation                                             571           541
   Interest                                                 898           670
   Property taxes                                           278           256
       Total expenses                                     3,160         2,788

Net (loss) income                                        $  (50)       $  375

Net (loss) income allocated to general partners          $   --        $    4
Net (loss) income allocated to depositary unit
   certificate holders                                      (50)          371

                                                         $  (50)       $  375

Net (loss) income per depositary unit certificate        $ (.04)       $  .30

Distributions per depositary unit certificate            $   --        $ 5.76

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)




                                                               Depositary
                                     Limited                      Unit
                                   Partnership    General     Certificate
                                      Units       Partners      Holders         Total

Original capital contributions     1,222,000      $   2         $30,550       $30,552

Partners' capital
  at December 31, 1999             1,222,000      $   4         $ 6,546       $ 6,550

Distributions to partners                           (12)         (7,033)       (7,045)

Net income for the year
  ended December 31, 2000                 --          4             371           375

Partners' deficit
 at December 31, 2000              1,222,000         (4)           (116)         (120)

Net loss for the year
  ended December 31, 2001                 --         --             (50)          (50)

Partners' deficit
  at December 31, 2001             1,222,000      $  (4)        $  (166)      $  (170)

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net (loss) income                                            $   (50)     $   375
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
        Depreciation                                                571          541
        Amortization of loan costs                                   15            4
        Change in accounts:
            Restricted cash                                          --          512
            Receivables and deposits                                 13          127
            Due from Corporate General Partner                      (23)          --
            Other assets                                             (7)           4
            Accounts payable                                         51         (102)
            Tenant security deposit liabilities                      12           10
            Accrued property taxes                                    5           (7)
            Due to Corporate General Partner                         16           24
            Other liabilities                                       (52)        (332)
               Net cash provided by operating activities            551        1,156

Cash flows from investing activities:
   Property improvements and replacements                          (381)        (510)
   Net withdrawals from restricted escrows                           30          146

               Net cash used in investing activities               (351)        (364)

Cash flows from financing activities:
   Payments on advances from affiliates                            (605)          --
   Proceeds from advances from affiliates                           120           --
   Payments on mortgage notes payable                              (240)        (350)
   Proceeds from mortgage notes payable                              --       11,080
   Repayment of mortgage note payable                                --       (3,517)
   Distribution to partners                                          --       (7,045)
   Loan costs paid                                                   --         (301)

               Net cash used in financing activities               (725)        (133)

Net (decrease) increase in cash and cash equivalents               (525)         659

Cash and cash equivalents at beginning of period                    659           --

Cash and cash equivalents at end of period                      $   134      $   659

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,203      $   962
Supplemental disclosure of Non-Cash Information:
   Fixed assets in accounts payable                             $    --      $   167

                   See Accompanying Notes to Financial Statements

                     U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The directors and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two commercial properties on September 4, 1986. The Partnership continues to operate two apartment properties located in the South. The commercial properties were sold on February 1, 1999 and July 2, 1999.

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

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. The balance at December 31, 2001, including accrued interest is approximately $30,000.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the general partners and DUC holders in accordance with the provisions of the Partnership Agreement.

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the general partners. (Loss) income from operations per DUC for the years ended December 31, 2001 and 2000, was computed as 99% of the (loss) income from operations divided by 1,222,000 depositary units outstanding.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used: 1) for real property over periods of 19 years for additions after May 8, 1985, and before January 1, 1987, and, for additions after 1986, the modified accelerated cost recovery method is used for depreciation of 1) real property additions over 27-1/2 years, and 2) personal property additions over 5 years.

Loan Costs: Loan costs of approximately $301,000 less accumulated amortization of approximately $19,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $125,000 at December 31, 2001, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease. The security deposits are refunded when the tenant vacates provided the tenant has not damaged the apartment and is current on rental payments.

Restricted Escrows

       Capital Improvement Account - In connection with the October 1993 debt refinancing the Partnership established an interest bearing bank account for the purpose of deposit and expenditure of cash flow for Capital Expenditures. The Partnership was required to deposit from time to time from revenues a reasonable allowance for Capital Expenditures, provided the amount of such deposit shall have been approved in advance by the Surety. The Partnership was able to withdraw any amounts on deposit in the Capital Expenditures Account to pay for Capital Expenditures as they were made, provided the amount of such withdrawals had been approved in advance by the Surety. During 2000 the Partnership refinanced the debt encumbering its properties (see "Note C") and accordingly, was released from the requirement to maintain this account. All funds remaining in the account were paid to the Partnership during 2000.

       Working Capital Account - In connection with the October 1993 debt refinancing the Partnership established the "Working Capital Account" for the purpose of providing a cash reserve available to the Partnership. On September 16, 1993, prior to making the first deposit into the Net Cash Flow Fund, the Partnership deposited $150,000 into the Working Capital Account. The bank held the funds in the Working Capital Account for the benefit of the Surety. The Partnership had the right to access these funds without the consent of the Surety under specific guidelines mutually agreed to by the Partnership and the Surety. Specifically, the Working Capital Account was to be used to fund negative cash flow, or emergency or immediate funding needs of a property. During 2000 the Partnership refinanced the debt encumbering its properties (see "Note C") and accordingly, was released from the requirement to maintain this account. All funds remaining in the account were paid to the Partnership during 2000.

       Completion Repair Account - In connection with the refinancing in August 2000 on Governor's Park approximately $137,000 of the proceeds were designated for a completion repair account. As the property completes the designated repairs these funds will be released. At December 31, 2001, the balance in this account was approximately $107,000.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $37,000 and $43,000 for the years ended December 31, 2001 and 2000, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "Net cash used in operations" in the accompanying statements of cash flows to "Net cash from operations," as defined in the Partnership Agreement.


                                                           For the Years Ended
                                                               December 31,
                                                           2001             2000
                                                              (in thousands)
Net cash provided by operating activities               $   551            $ 1,156
Payments on mortgage notes payable                         (240)              (350)
Principal payments on due to Corporate General
  Partner, net of proceeds from advances                   (485)                --
Property improvements and replacements                     (381)              (510)
Change in restricted escrows, net                            30                146
Changes in reserves for net operating
  liabilities                                               (15)              (236)
Release of (additional) reserves                            540               (206)

Net cash used in operations                             $    --            $    --

The  Corporate   General   Partner   released   previously   reserved  funds  of
approximately  $540,000 at December  31, 2001.  The  Corporate  General  Partner
reserved approximately $206,000 at December 31, 2000 to fund capital improvements and repairs at the Partnership's two remaining investment properties.

Note C - Mortgage Notes Payable

The principle terms of the notes payable are as follows:


                          Principal      Monthly                             Principal
                          Balance At     Payment     Stated                   Balance
                         December 31,   Including   Interest    Maturity       Due At
                             2001        Interest     Rate        Date        Maturity
                        (in thousands)

  Governor's Park
    Apartments            $ 3,698          $ 32      7.93%    09/01/2020        $  --
  Twin Lakes
    Apartments              7,085            61      7.98%    09/01/2020           --
                          $10,783          $ 93

On August 31, 2000, the Partnership refinanced its mortgage note payable encumbering the Partnership as a whole with individual mortgages on each property. The refinancing replaced mortgage indebtedness of $3,517,000 with a rate of 10% which encumbered both of the Partnership's investment properties. The new mortgage for Governor's Park Apartments was for $3,800,000 at a rate of 7.93%. Payments of approximately $32,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. The new mortgage for Twin Lakes Apartments was for $7,280,000 at a rate of 7.98%. Payments of approximately $61,000 are due on the first day of each month until the loan matures on September 1, 2020 at which time the loan is scheduled to be fully amortized. Capitalized loan costs of approximately $301,000 were incurred as a result of the refinancing. Prepayment penalties are required on both new mortgages if repaid prior to maturity. The Corporate General Partner received approximately $111,000 during 2000 which is included in the capitalized loan costs as a 1% fee for its assistance in obtaining the refinancing in accordance with the terms of the Partnership Agreement.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the rental properties. The investment properties may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                               2002        $   260
                               2003            281
                               2004            304
                               2005            330
                               2006            357
                            Thereafter       9,251
                                           $10,783

Note D - Distributions

No distributions were declared or paid during the year ended December 31, 2001. During the year ended December 31, 2000 the Partnership paid distributions of approximately $7,045,000 (approximately $7,033,000 to the limited partners or $5.76 per depositary unit) consisting of cash from operations of approximately $620,000 (approximately $608,000 to the limited partners or $0.50 per depositary unit) and cash from refinance proceeds all paid to the limited partners of approximately $6,425,000 (approximately $5.26 per depositary unit).

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands except per unit data):

                                               Years Ended December 31,
                                                 2001            2000
  Net (loss) income as reported                 $   (50)         $   375
    Add (deduct):
    Depreciation differences                       (216)            (229)
    Difference in bad debt expense                    1               (4)
    Difference in rents recognized                    5              (14)
    Change in prepaid rentals                        (2)             (20)
    Other                                             3              (18)
  Federal taxable (loss) income                  $ (259)          $   90
  Federal taxable (loss) income per DUC          $ (.21)          $ 0.07

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported                $  (170)
            Land and buildings                           1,318
            Accumulated depreciation                    (6,091)
            Syndication                                  2,774
            Other                                          139
            Net liabilities - tax basis                $(2,030)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the years ended December 31, 2001 and 2000:

                                                                2001        2000
                                                                 (in thousands)
 Property management fees (included in operating expenses)
   expenses)                                                    $176        $156
 Reimbursement for services of affiliates (included in
  operating, general and administrative expenses, and
  investment properties)                                         127          89
 Due from Corporate General Partner                               23          --
 Due to Corporate General Partner                                151         620
 Loan costs (included in other assets)                            --         111

During the year ended December 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $176,000 and $156,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $127,000 and $89,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $50,000 and $20,000, for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to both investment properties and are being depreciated over 15 years. At December 31, 2001 the Corporate General Partner owes the Partnership $23,000 for over payment of construction management services.

In connection with the refinancing of the debt encumbering the Partnership and its properties, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $111,000 was paid during December 2000 (see "Note C - Mortgage Notes Payable").

During the year ended December 31, 2001, an affiliate of the Managing General Partner advanced the Partnership approximately $120,000 to pay property tax bills. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2%. The Partnership recognized and accrued approximately $1,000 of interest expense related to this advance during the year ended December 31, 2001.

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. The balance at December 31, 2001, including accrued interest is approximately $30,000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates owned 838,677 depositary unit certificates in the Partnership representing 68.63% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.63% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note G - Real Estate and Accumulated Depreciation

Investment Properties


                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)

                                                                 Buildings        Cost
                                                                and Related    Capitalized
                                                                 Personal     Subsequent to
Description                       Encumbrances       Land        Property      Acquisition
                                 (in thousands)                              (in thousands)
Governor's Park Apartments
 Little Rock, Arkansas             $ 3,698         $  423       $ 5,701         $   394
Twin Lakes Apartments
 Palm Harbor, Florida                7,085          1,928         9,283             679

     Totals                        $10,783         $2,351       $14,984         $ 1,073


                  Gross Amount At Which
                         Carried
                   At December 31, 2001
                      (in thousands)

                        Buildings
                           and
                         Related
                         Personal          Accumulated    Date of      Date   Depreciable
Description      Land    Property   Total  Depreciation Construction Acquired Life-Years
Governor's Park $  423    $ 6,095   $6,518   $ 3,149        1985     08/29/86    5-35


Twin Lakes       1,700     10,190   11,890     4,714        1986     08/28/86    5-35


Totals          $2,123    $16,285   $18,408  $ 7,863


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                    2001          2000
                                                      (in thousands)
        Real Estate
        Balance at beginning of year             $ 18,194       $ 17,517
          Property improvements                       214            677
        Balance at end of year                   $ 18,408       $ 18,194

        Accumulated Depreciation
        Balance at beginning of year             $  7,292       $  6,751
          Additions charged to expense                571            541
        Balance at end of year                   $  7,863       $  7,292

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $19,726,000 and $19,512,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $13,955,000 and $13,168,000, respectively.

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

Name                   Age     Position

Patrick J. Foye        44      Executive Vice President and Director

Martha L. Long         42      Senior Vice President and Controller

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $32,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Depositary Unit Certificate of the Registrant as of December 31, 2001.

               Entity                     Number of DUCs           Percentage

AIMCO Properties, LP                          838,677                68.63%
  (an affiliate of AIMCO)

AIMCO Properties, LP is ultimately owned by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado.

No director or officer of the Corporate General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Corporate General Partner and its affiliates during the year ended December 31, 2001 and 2000:

                                                                2001        2000
                                                                 (in thousands)

 Property management fees                                       $176        $156
 Reimbursement for services of affiliates                        127          89
 Due from Corporate General Partner                               23          --
 Due to Corporate General Partner                                151         620
 Loan costs                                                       --         111

During the year ended December 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $176,000 and $156,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $127,000 and $89,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $50,000 and $20,000, for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to both investment properties and are being depreciated over 15 years. At December 31, 2001, the Corporate General Partner owes the Partnership $23,000 for overpayment of construction management services.

In connection with the refinancing of the debt encumbering the Partnership and its properties, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $111,000 was paid during December 2000.

During the year ended December 31, 2001, an affiliate of the Managing General Partner advanced the Partnership approximately $120,000 to pay property tax bills. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2%. The Partnership recognized and accrued approximately $1,000 of interest expense related to this advance during the year ended December 31, 2001.

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. The balance at December 31, 2001, including accrued interest is approximately $30,000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $26,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates owned 838,677 depositary unit certificates in the Partnership representing 68.63% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.63% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.    Exhibits, and Reports on Form 8-K

            (a) Exhibits:

                None.

            (b) Reports on Form 8-K filed in the fourth quarter of calendar year
                2001:

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