Form 10QSB
period 2002-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2002-05-13
CIK 788955

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                $   181
   Receivables and deposits                                                      12
   Restricted escrows                                                           107
   Other assets                                                                 391
   Investment properties:
      Land                                                   $  2,123
      Buildings and related personal property                  16,449
                                                               18,572
      Less accumulated depreciation                            (8,010)       10,562
                                                                            $11,253

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    90
   Tenant security deposit liabilities                                           77
   Accrued property taxes                                                       136
   Other liabilities                                                            225
   Due to Corporate General Partner                                             129
   Mortgage notes payable                                                    10,720

Partners' Deficit
   General partners                                          $     (4)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)        (120)         (124)
                                                                            $11,253


                   See Accompanying Notes to Financial Statements

b)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)






                                                              Three Months Ended
                                                                   March 31,
                                                               2002        2001
Revenues:
   Rental income                                              $  743      $  746
   Other income                                                   43          42
      Total revenues                                             786         788

Expenses:
   Operating                                                     259         289
   General and administrative                                     45          46
   Depreciation                                                  147         143
   Interest                                                      220         229
   Property taxes                                                 69          67
      Total expenses                                             740         774

Net income                                                    $   46      $   14

Net income allocated to general partners (1%)                 $   --      $   --
Net income allocated to depositary unit certificate
   holders (99%)                                                  46          14
                                                              $   46      $   14

Net income per depositary unit certificate                    $  .04      $  .01


                   See Accompanying Notes to Financial Statements

c)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)






                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Partners     Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2001                  1,222,000      $    (4)     $  (166)    $  (170)

Net income for the three months
   ended March 31, 2002                      --           --           46          46

Partners' deficit at
   March 31, 2002                     1,222,000      $    (4)      $ (120)    $  (124)


                   See Accompanying Notes to Financial Statements

d)
                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                  $    46      $    14
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                               147          143
        Amortization of loan costs                                   4            4
        Change in accounts:
            Receivables and deposits                                 4            3
            Other assets                                           (69)         (31)
            Due from Corporate General Partner                      23           --
            Accounts payable                                       (12)          (1)
            Tenant security deposit liabilities                     (3)           4
            Accrued property taxes                                  68           68
            Due to Corporate General Partner                        25          (34)
            Other liabilities                                       88          (33)

               Net cash provided by operating
                activities                                         321          137

Cash flows from investing activities:
   Property improvements and replacements                         (164)        (227)
   Net deposits to restricted escrows                               --           (1)

               Net cash used in investing activities              (164)        (228)

Cash flows from financing activities:
   Advances from affiliates                                         42           --
   Principal payments on advances from affiliates                  (89)          --
   Payments on mortgage notes payable                              (63)         (58)

               Net cash used in financing activities              (110)         (58)

Net increase (decrease) in cash and cash equivalents                47         (149)

Cash and cash equivalents at beginning of period                   134          659

Cash and cash equivalents at end of period                     $   181      $   510

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   216      $   259

At March 31, 2001, accounts payable and property improvements and replacements were adjusted by approximately $167,000 for non-cash activity.

                   See Accompanying Notes to Financial Statements

e)

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "net cash provided by operating activities" in the accompanying statements of cash flows to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                        For the Three Months Ended
                                                                March 31,
                                                           2002             2001
                                                              (in thousands)

   Net cash provided by operating activities            $   321            $   137
   Payments on mortgage notes payable                       (63)               (58)
   Property improvements and replacements                  (164)              (227)
   Change in restricted escrows, net                         --                 (1)
   Principal payments on advances from affiliates           (89)                --
   Advances from affiliates                                  42                 --
   Changes in reserves for net operating
      liabilities                                          (124)                24
   Release of reserves                                       77                125

      Net cash from operations                          $    --            $    --

During the three months  ended March 31, 2002 and 2001,  the  Corporate  General
Partner  released  previously  reserved  funds  of  approximately   $77,000  and
$125,000.

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

During the three months ended March 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $41,000 and $39,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $45,000 and $47,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative and operating expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 and $29,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management services are calculated based on a percentage of current additions to both investment properties. As of March 31, 2002, the Partnership owed approximately $25,000 of accrued accountable administrative expenses to an affiliate of the Corporate General Partner.

During the three months ended March 31, 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $42,000 to pay annual audit bills. The Partnership also made principal payments of approximately $89,000 against prior year advances. As of March 31, 2002, the amount owed to an affiliate of the Corporate General Partner for advances, including accrued interest, was approximately $104,000. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2%. The Partnership made interest payments against the advances of approximately $2,000 and recognized interest expense of approximately $2,000 for the three months ended March 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $39,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

On September 22, 2001, Twin Lakes Apartments incurred water and steam damage to two apartment units resulting from a damaged waterbed. The property received insurance proceeds of approximately $14,000 to repair the damage during the three months ended March 31, 2002.

Note E - Legal Proceedings

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Twin Lakes Apartments
          Palm Harbor, Florida                         97%            96%

       Governor's Park Apartments
          Little Rock, Arkansas                        94%            93%


Results of Operations

The Registrant's net income for the three months ended March 31, 2002 was approximately $46,000 as compared to approximately $14,000 for the three months ended March 31, 2001. The increase in net income is primarily attributable to a decrease in total expenses while total revenues remained relatively constant.

The decrease in total expenses was attributable to a decrease in operating expense. Operating expense decreased due to insurance proceeds received by Twin Lakes Apartments and a decrease in property expense partially offset by an increase in insurance expense. On September 22, 2001, Twin Lakes Apartments incurred water and steam damage to two apartment units resulting from a damaged waterbed. The property received insurance proceeds of approximately $14,000 to repair the damage during the three months ended March 31, 2002. Property expense decreased due to a decrease in employee salaries and utility costs at both of the Partnership's investment properties. Insurance expense increased due to an increase in insurance premiums at Twin Lakes Apartments.

General and administrative expense remained relatively constant. Included in general and administrative expenses for the three months ended March 31, 2002 and 2001 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $181,000 as compared to approximately $510,000 at March 31, 2001. For the three months ended March 31, 2002, cash and cash equivalents increased by approximately $47,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $321,000 of cash provided by operating activities partially offset by approximately $164,000 of cash used in investing activities and approximately $110,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the properties and principal payments on advances from affiliates partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Governor's Park Apartments

The  Partnership  completed  approximately  $53,000 in capital  expenditures  at
Governor's Park Apartments during the three months ended March 31, 2002, consisting primarily of a water submetering project, swimming pool improvements, and appliance and floor covering replacements. These improvements were funded with cash flow from operations. The Partnership has budgeted, but is not limited to, approximately $70,000 for capital improvements during 2002 consisting primarily of air conditioning unit replacements, major landscaping, structural improvements, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lake Apartments

The Partnership completed approximately $111,000 in capital expenditures at Twin Lake Apartments during the three months ended March 31, 2002, consisting primarily of plumbing improvements, building and structural damage repairs and appliance and floor covering replacements. These improvements were funded with cash flow from operations and insurance proceeds. The Partnership has budgeted, but is not limited to, approximately $110,000 for capital improvements, exclusive of casualty repairs, during 2002 consisting primarily of plumbing improvements, air condition unit replacements, door replacements, the installation of a sprinkler system and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The total mortgage indebtedness of $10,720,000 requires monthly payments due on the first day of each month until the loans mature on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

No distributions were made by the Partnership during the three months ended March 31, 2002 and 2001, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the Corporate General Partner interest in the Partnership, AIMCO and its affiliates owned 839,077 depositary unit certificates in the Partnership representing 68.66% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 68.66% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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

                                 Date:   May 13, 2002