Form 10QSB
period 2002-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2002-08-14
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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



                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                $   124
   Receivables and deposits                                                      37
   Restricted escrows                                                           108
   Other assets                                                                 360
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,543
                                                              18,666
      Less accumulated depreciation                           (8,153)        10,513
                                                                            $11,142

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $     1
   Tenant security deposit liabilities                                           70
   Accrued property taxes                                                       205
   Other liabilities                                                            219
   Due to Corporate General Partner                                              88
   Mortgage notes payable                                                    10,656

Partners' Deficit
   General partners                                          $    (3)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)        (94)           (97)
                                                                            $11,142

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               2002         2001         2002        2001
Revenues:
   Rental income                           $   725      $   736       $ 1,468     $ 1,482
   Other income                                 41           52            84          94
   Casualty gain                                26           --            26          --
       Total revenues                          792          788         1,578       1,576

Expenses:
   Operating                                   296          288           555         577
   General and administrative                   31           43            76          89
   Depreciation                                151          143           298         286
   Interest                                    219          227           439         456
   Property taxes                               68           68           137         135
       Total expenses                          765          769         1,505       1,543

Net income                                 $    27      $    19       $    73     $    33

Net income allocated to general
   partners (1%)                           $    --      $    --       $     1     $    --
Net income allocated to depositary
   unit certificate holders (99%)               27           19            72          33
                                           $    27      $    19       $    73     $    33
Net income per depositary unit
   certificate                             $  0.02      $  0.02       $  0.06     $  0.03

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                                                Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Partners     Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2001                  1,222,000      $    (4)     $  (166)     $ (170)

Net income for the six months
   ended June 30, 2002                       --            1           72          73

Partners' deficit at
   June 30, 2002                      1,222,000      $    (3)      $ (94)     $   (97)

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                  $    73      $    33
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of loan costs                                     8            8
      Depreciation                                                 298          286
      Casualty gain                                                (26)          --
      Change in accounts:
        Due from Corporate General Partner                          23           --
        Receivables and deposits                                   (21)           7
        Other assets                                               (42)         (19)
        Accounts payable                                          (101)         (31)
        Tenant security deposit liabilities                        (10)           6
        Accrued property taxes                                     137          135
        Due to Corporate General Partner                            15         (368)
        Other liabilities                                           82          (10)
           Net cash provided by operating activities               436           47

Cash flows from investing activities:
   Proceeds from casualty at Twin Lakes Apartments                  37           --
   Property improvements and replacements                         (277)        (322)
   Net deposits to restricted escrows                               (1)          (1)
           Net cash used in investing activities                  (241)        (323)

Cash flows from financing activities:
   Advances from affiliates                                         42           --
   Principal payments on advances from affiliates                 (120)          --
   Payments on mortgage notes payable                             (127)        (118)
           Net cash used in financing activities                  (205)        (118)

Net decrease in cash and cash equivalents                          (10)        (394)

Cash and cash equivalents at beginning of period                   134          659

Cash and cash equivalents at end of period                     $   124      $   265

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   430      $   767

At December 31, 2000 and June 30, 2001, accounts payable and property improvements and replacements were adjusted by approximately $167,000 for non-cash activity.

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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


                                                         For the Six Months Ended
                                                                 June 30,
                                                           2002             2001
                                                              (in thousands)

   Net cash provided by operating activities            $   436            $    47
   Payments on mortgage notes payable                      (127)              (118)
   Property improvements and replacements                  (277)              (322)
   Change in restricted escrows, net                         (1)                (1)
   Principal payments on advances from affiliates          (120)                --
   Advances from affiliates                                  42                 --
   Changes in reserves for net operating
      liabilities                                           (83)               280
   Release of reserves                                      130                114

      Net cash from operations                          $    --            $    --

During  the six months  ended  June 30,  2002 and 2001,  the  Corporate  General
Partner released previously reserved funds of approximately $130,000 and $114,000.

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

During the six months ended June 30, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $80,000 and $79,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $65,000 and $67,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative and operating expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 and $29,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to both investment properties. As of June 30, 2002, the Partnership owed approximately $14,000 of accrued accountable administrative expenses to an affiliate of the Corporate General Partner.

During the six months ended June 30, 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $42,000 to pay annual audit bills. The Partnership made principal payments of approximately $120,000 on the outstanding advances. As of June 30, 2002, the amount owed to an affiliate of the Corporate General Partner for advances, including accrued interest, was approximately $74,000. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2%. The Partnership made interest payments against the advances of approximately $3,000 and recognized interest expense of approximately $4,000 for the six months ended June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $39,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

During the six months ended June 30, 2002, a net casualty gain of approximately $14,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water and steam damage to two apartments units resulting from a damaged waterbed on September 22, 2001. The gain was the result of the receipt of insurance proceeds of approximately $14,000.

During the six months ended June 30, 2002, a net casualty gain of approximately $12,000 was recorded at Twin Lakes Apartments. The casualty gain related to windstorm damage to the apartment complex that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $23,000 offset by approximately $11,000 of undepreciated fixed assets being written off.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Twin Lakes Apartments
          Palm Harbor, Florida                         95%            95%

       Governor's Park Apartments
          Little Rock, Arkansas                        94%            93%

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2002 was approximately $27,000 and $73,000, respectively, as compared to approximately $19,000 and $33,000 for the three and six months ended June 30, 2001, respectively. The increase in net income for the three and six months ended June 30,2002 is attributable to a decrease in total expenses and a slight increase in total revenues.

The decrease in total expenses for the six months ended June 30, 2002 was attributable to a decrease in interest expense, operating expense and general and administrative expense which was partially offset by an increase in depreciation expense. The decrease in total expenses for the three months ended June 30, 2002 was attributable to a decrease in interest expense and general and administrative expense which was partially offset by an increase in depreciation expense. Interest expense decreased due to payments against outstanding advances at the Partnership. Operating expense decreased due to a decrease in property and maintenance expense which was partially offset by an increase in insurance expense. Property expense decreased due to a decrease in employee salaries and commissions at both investment properties. Maintenance expense decreased due to a decrease in contract work at both investment properties. Insurance expense increased due to an increase in insurance premiums at Twin Lakes Apartments. General and administrative expense decreased for the six months ended June 30, 2002 due to a decrease in professional expenses partially offset by an increase in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The increase in depreciation expense is the result of fixed assets placed into service during the past twelve months.

The increase in total revenues for both periods was attributable to casualty gains at Twin Lakes Apartments partially offset by a decrease in rental income and other income. During the six months ended June 30, 2002, a net casualty gain of approximately $14,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water and steam damage to two apartments units resulting from a damaged waterbed on September 22, 2001. The gain was the result of the receipt of insurance proceeds of approximately $14,000. During the six months ended June 30, 2002, a net casualty gain of approximately $12,000 was recorded at Twin Lakes Apartments. The casualty gain related to windstorm damage to the apartment complex that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $23,000 offset by approximately $11,000 of undepreciated fixed assets being written off. Rental income decreased due to a decrease in average rental rates at both properties and an increase in special promotions and concessions at Twin Lakes Apartments. Other income decreased for both periods due to decreased interest income resulting from lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $124,000 as compared to approximately $265,000 at June 30, 2001. For the six months ended June 30, 2002, cash and cash equivalents decreased by approximately $10,000 from the Partnership's year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $241,000 of cash used in investing activities and approximately $205,000 of cash used in financing activities partially offset by approximately $436,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender which was partially offset by insurance proceeds from the casualties at Twin Lakes Apartments. Cash used in financing activities consisted of payments on the mortgages encumbering the properties and principal payments on advances from affiliates partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments

The Partnership completed approximately $79,000 in budgeted and unbudgeted capital expenditures at Governor's Park Apartments during the six months ended June 30, 2002, consisting primarily of structural improvements, a water submetering project, and appliance and floor covering replacements. These improvements were funded with cash flow from operations. The Partnership has budgeted, but is not limited to, approximately $77,000 for capital improvements during 2002 consisting primarily of air conditioning unit replacements, major landscaping, structural improvements, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lake Apartments

The Partnership completed approximately $198,000 in capital expenditures at Twin Lake Apartments during the six months ended June 30, 2002, consisting primarily of plumbing improvements, building and structural damage repairs and appliance and floor covering replacements. These improvements were funded with cash flow from operations and insurance proceeds. The Partnership has budgeted, but is not limited to, approximately $102,000 for capital improvements, exclusive of casualty repairs, during 2002 consisting primarily of plumbing improvements, air condition unit replacements, door replacements, the installation of a sprinkler system and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The total mortgage indebtedness of $10,656,000 requires monthly payments due on the first day of each month until the loans mature on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

No distributions were made by the Partnership during the six months ended June 30, 2002 and 2001, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 755,625 limited partnership units (the "Units") in the Partnership representing 61.84% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 61.84% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

               3.1 Amended and Restated Certificate and Agreement of Limited Partnership (included as Exhibit A to the Prospectus of Registrant dated August 19, 1986 contained in Amendment No. 4 Registration Statement, No. 33-2996, of Registrant filed August 19, 1986 (the "Prospectus") and is incorporated herein by reference).

               3.2 First Amendment to U.S. Realty Partners Limited Partnership Amended and Restated Agreement of Limited of Partnership (dated August 15, 1986) dated October 14, 1993 (filed as
                    Exhibit 4(c) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference).

               4.1 Subscription Agreement and Signature Page (included as Exhibit B to the Prospectus and is incorporated herein by reference).

               4.2 Instruments governing the Bonds (filed as Exhibit 10C to Amendment No. 4 to Registration Statement No. 33-2996, of Registrant filed August 19, 1986 and incorporated herein by reference).

               99.1 Certification  of the  Chief  Executive  Officer  and  Chief
                    Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 By:     U.S. Realty I Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                              Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.