Form 10QSB
period 2002-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2002-11-14
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                $   268
   Receivables and deposits                                                      52
   Restricted escrows                                                           108
   Other assets                                                                 330
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,631
                                                              18,754
      Less accumulated depreciation                           (8,300)        10,454
                                                                            $11,212

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    27
   Tenant security deposit liabilities                                           62
   Accrued property taxes                                                       273
   Other liabilities                                                            249
   Due to Corporate General Partner                                              44
   Mortgage notes payable                                                    10,590

Partners' Deficit
   General partners                                          $    (3)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)        (30)           (33)
                                                                            $11,212


                       See Accompanying Notes to Financial Statements

                          U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)






                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2002         2001         2002        2001
Revenues:
   Rental income                           $   689      $   693       $ 2,157     $ 2,175
   Other income                                 68           54           152         148
   Casualty gain                                11           --            37          --
       Total revenues                          768          747         2,346       2,323

Expenses:
   Operating                                   240          346           795         923
   General and administrative                   33           30           109         119
   Depreciation                                147          142           445         428
   Interest                                    216          222           655         678
   Property taxes                               68           59           205         194
       Total expenses                          704          799         2,209       2,342

Net income (loss)                          $    64      $   (52)      $   137     $   (19)

Net income allocated to general
   partners (1%)                           $    --      $    --       $     1     $    --
Net income (loss) allocated to
   depositary unit certificate holders
     (99%)                                      64          (52)          136         (19)
                                           $    64      $   (52)      $   137     $   (19)
Net income (loss) per depositary unit
   certificate                             $  0.05      $ (0.04)      $  0.11     $ (0.02)


                       See Accompanying Notes to Financial Statements

                          U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2001                  1,222,000      $    (4)     $  (166)     $ (170)

Net income for the nine months
   ended September 30, 2002                  --            1          136         137

Partners' deficit at
   September 30, 2002                 1,222,000      $    (3)      $ (30)     $   (33)

                       See Accompanying Notes to Financial Statements

                          U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002        2001
Cash flows from operating activities:
   Net income (loss)                                           $   137      $   (19)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation                                                 445          428
      Amortization of loan costs                                    12           11
      Casualty gain                                                (37)          --
      Change in accounts:
        Due from Corporate General Partner                          23           --
        Receivables and deposits                                   (36)          24
        Other assets                                               (16)         (35)
        Accounts payable                                           (75)         (35)
        Tenant security deposit liabilities                        (18)          13
        Accrued property taxes                                     205          194
        Due to Corporate General Partner                            --         (319)
        Other liabilities                                          112          (11)
           Net cash provided by operating activities               752          251

Cash flows from investing activities:
   Insurance proceeds received                                      48           --
   Property improvements and replacements                         (365)        (370)
   Net deposits to restricted escrows                               (1)          (3)
           Net cash used in investing activities                  (318)        (373)

Cash flows from financing activities:
   Advances from affiliates                                         42           --
   Principal payments on advances from affiliates                 (149)        (257)
   Payments on mortgage notes payable                             (193)        (178)
           Net cash used in financing activities                  (300)        (435)

Net increase (decrease) in cash and cash equivalents               134         (557)

Cash and cash equivalents at beginning of period                   134          659

Cash and cash equivalents at end of period                     $   268      $   102

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   644      $   987

At December 31, 2000 and September 30, 2001, accounts payable and property improvements and replacements were adjusted by approximately $167,000 for non-cash activity.


                       See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2002


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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


                                                        For the Nine Months Ended
                                                              September 30,
                                                           2002             2001
                                                              (in thousands)

   Net cash provided by operating activities            $   752            $   251
   Payments on mortgage notes payable                      (193)              (178)
   Property improvements and replacements                  (365)              (370)
   Change in restricted escrows, net                         (1)                (3)
   Principal payments on advances from affiliates          (149)              (257)
   Advances from affiliates                                  42                 --
   Changes in reserves for net operating
      liabilities                                          (195)               169
   Release of reserves                                      109                388

      Net cash from operations                          $    --            $    --


During the nine months ended September 30, 2002 and 2001, the Corporate General Partner released previously reserved funds of approximately $109,000 and $388,000.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $119,000 for both nine month periods ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $87,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $13,000 and $29,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to both investment properties.

During the nine months ended September 30, 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $42,000 to pay annual audit bills. The Partnership made principal payments of approximately $149,000 on the outstanding advances. As of September 30, 2002, the amount owed to an affiliate of the Corporate General Partner for advances, including accrued interest, was approximately $44,000. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2% or 6.75% at September 30, 2002. The Partnership made interest payments against the advances of approximately $5,000 and recognized interest expense of approximately $5,000 for the nine months ended September 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $39,000 and $56,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

During the nine months ended September 30, 2002, a net casualty gain of approximately $14,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water and steam damage to two apartments units resulting from a damaged waterbed on September 22, 2001. The gain was the result of the receipt of insurance proceeds of approximately $14,000.

During the nine months ended September 30, 2002, a net casualty gain of approximately $12,000 was recorded at Twin Lakes Apartments. The casualty gain related to windstorm damage to the apartment complex that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $23,000 offset by approximately $11,000 of undepreciated damaged assets being written off.

During the three and nine months ended September 30, 2002, a net casualty gain of approximately $11,000 was recorded at Twin Lakes Apartments. The casualty related to water damage to two apartment units on October 28, 2001. The gain was the result of the receipt of insurance proceeds of approximately $11,000.

Note E - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 2.     Management's Discussion and Analysis or Plan of Operation

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Twin Lakes Apartments
          Palm Harbor, Florida                         94%            94%

       Governor's Park Apartments
          Little Rock, Arkansas                        94%            94%

Results of Operations

The Partnership realized net income of approximately $137,000 for the nine months ended September 30, 2002 as compared to a net loss of approximately $19,000 for the nine months ended September 30, 2001. The Partnership realized net income of approximately $64,000 for the three months ended September 30, 2002 as compared to a net loss of approximately $52,000 for the three months ended September 30, 2001. The increase in income for the three and nine months ended September 30, 2002 is due to a decrease in total expenses and an increase in total revenues. Total expenses for the three and nine months ended September 30, 2002 decreased due to a decrease in interest and operating expenses partially offset by an increase in property tax and depreciation expense. Interest expense decreased due to payments against outstanding advances from affiliates and payments of principal on mortgages encumbering the Partnerships investment properties. Operating expenses decreased due to a decrease in property expense partially offset by an increase in insurance expense. Property expense decreased due to a decrease in employee salaries and electricity bills at Governor's Park Apartments and Twin Lakes Apartments.

Insurance expense increased due to an increase in hazard insurance premiums at Twin Lakes Apartments. Property tax expense increased due to an increase in the assessed values of Twin Lakes Apartments and Governor's Park Apartments. Depreciation expense increased due to assets placed in service over the past twelve months.

Total revenues for the three and nine months ended September 30, 2002 increased due to casualty gains and an increase in other income partially offset by a decrease in rental income. During the nine months ended September 30, 2002, a net casualty gain of approximately $14,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water and steam damage to two apartments units resulting from a damaged waterbed on September 22, 2001. The gain was the result of the receipt of insurance proceeds of approximately $14,000. During the nine months ended September 30, 2002, a net casualty gain of approximately $12,000 was recorded at Twin Lakes Apartments. The casualty gain related to windstorm damage to the apartment complex that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $23,000 offset by approximately $11,000 of undepreciated fixed assets being written off. During the three and nine months ended September 30, 2002, a net casualty gain of approximately $11,000 was recorded at Twin Lakes Apartments. The casualty related to water damage to two apartment units on October 28, 2001. The gain was the result of the receipt of insurance proceeds of approximately $11,000. Other income for the three and nine months ended September 30, 2002 increased due to an increase in utilities reimbursements at Governor's Park Apartments and Twin Lakes Apartments partially offset by a decrease in interest income as a result of lower cash balances maintained in interest bearing accounts by the Partnership and its investment properties. Rental income for the three and nine months ended September 30, 2002 decreased due to a decrease in average rental rates and an increase in bad debt expense at Governor's Park Apartments partially offset by a decrease in concessions and special promotions at Twin Lakes Apartments.

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $268,000 as compared to approximately $102,000 at September 30, 2001. For the nine months ended September 30, 2002, cash and cash equivalents increased by approximately $134,000 from the Partnership's fiscal year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $752,000 of cash provided by operating activities partially offset by approximately $318,000 of cash used in investing activities and $300,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender which was partially offset by insurance proceeds received. Cash used in financing activities consisted of payments on the mortgages encumbering the properties and principal payments on advances from affiliates partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Governor's Park Apartments

The Partnership completed approximately $105,000 in budgeted and unbudgeted capital expenditures at Governor's Park Apartments during the nine months ended September 30, 2002, consisting primarily of plumbing fixture replacements, structural improvements, office computers, landscaping, and appliance and floor covering replacements. These improvements were funded with cash flow from operations. The Partnership has budgeted, but is not limited to, approximately $81,000 for capital improvements during the year 2002 consisting primarily of air conditioning unit replacements, major landscaping, structural improvements, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

The Partnership completed approximately $260,000 in budgeted and unbudgeted capital expenditures at Twin Lake Apartments during the nine months ended September 30, 2002, consisting primarily of swimming pool improvements, water heater replacements, major landscaping, plumbing improvements, building and structural damage repairs and appliance and floor covering replacements. These improvements were funded with cash flow from operations and insurance proceeds. The Partnership has budgeted, but is not limited to, approximately $114,000 for capital improvements, exclusive of casualty repairs, during the year 2002 consisting primarily of plumbing improvements, air condition unit replacements, door replacements, the installation of a sprinkler system and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The total mortgage indebtedness of $10,590,000 requires monthly payments due on the first day of each month until the loans mature on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

No distributions were made by the Partnership during the nine months ended September 30, 2002 and 2001, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 757,625 limited partnership units (the "Units") in the Partnership representing 62.0% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.0% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

ITEM 3. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                  3.2 First Amendment to U.S. Realty Partners Limited Partnership Amended and Restated Agreement of Limited Partnership (dated August 15, 1986) dated October 14, 1993 (filed as Exhibit 4(c) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference).

                  4.1 Subscription Agreement and Signature Page (included as Exhibit B to the Prospectus and is incorporated herein by reference).

                    4.2 Instruments governing the Bonds (filed as Exhibit 10C to Amendment No. 4 to Registration Statement No.
                         33-2996, of Registrant filed August 19, 1986 and incorporated herein by reference).

                    99 Certification of the Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
                2002:

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



                                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 By:     U.S. Realty I Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                 Date:   November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of U.S. Realty Partners Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                 _______________________
                                 Patrick J. Foye
                                 Executive Vice  President of U.S.  Realty I
                                 Corporation, equivalent  of  the  chief
                                 executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of U.S. Realty Partners Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                _______________________
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial
                                Officer of U.S. Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report  fully  complies  with the  requirements  of
                         Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002

                                   /s/Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.