Form 10KSB
period 2002-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2003-03-31
CIK 788955

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $3,129,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership commenced operations on August 26, 1986, and acquired its first property, a newly constructed apartment property, on August 28, 1986. Prior to September 5, 1986, it acquired an existing apartment property, a newly constructed shopping center and an existing shopping center. The Partnership continues to own and operate two of these properties. The shopping centers were sold on February 1, 1999 and July 2, 1999. See "Item
2. Description of Properties".

Commencing on August 26, 1986, the Partnership delivered 1,222,000 Depositary Unit Certificates, representing assignments of limited partnership interests ("DUCs"), to Wheat First Securities, Inc. and received $30,550,000 ($25.00 per
DUC) in proceeds. The DUCs were offered by several underwriters in minimum investment amounts of 100 DUCs ($25.00 per DUC). The Partnership also received $16,369,000 as proceeds from a contemporaneous private bond offering. The
Partnership used substantially all of the proceeds from these offerings to acquire its initial four operating properties.

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

The Partnership has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2002 and 2001.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                             Gross
                            Carrying   Accumulated   Depreciable    Method of       Federal
  Property                   Value     Depreciation     Life       Depreciation    Tax Basis
                               (in thousands)                                    (in thousands)

  Governor's Park
     Apartments             $ 6,639       $ 3,363     5-35 yrs     S/L              $ 1,437
  Twin Lakes Apartments      12,170         5,086     5-35 yrs     S/L                3,950
                            $18,809       $ 8,449                                   $ 5,387

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                            Principal                                          Principal
                           Balance At      Stated                               Balance
                          December 31,    Interest    Period      Maturity       Due At
                              2002          Rate     Amortized      Date        Maturity
                         (in thousands)
  Governor's Park
   Apartments (1)           $ 3,608        7.93%    240 months   09/01/2020       $ --

  Twin Lakes
   Apartments (1)             6,915        7.98%    240 months   09/01/2020         --
                            $10,523

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay the loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2002 and 2001 for each property is as follows:


                                         Average Annual            Average Annual
                                          Rental Rates                Occupancy
                                           (per unit)
Property                              2002            2001         2002       2001

Governor's Park Apartments          $7,033          $7,185         94%        94%
Twin Lakes Apartments                7,817           7,975         94%        95%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were as follows:

                                                     2002             2002
                                                   Billing            Rate
                                                (in thousands)
 Governor's Park Apartments                         $ 69              6.90%
 Twin Lakes Apartments                               209              2.15%

Capital Improvements:

Governor's Park Apartments

The Partnership completed approximately $121,000 in capital expenditures at Governor's Park Apartments during the year ended December 31, 2002, consisting primarily of plumbing fixture replacements, structural improvements, floor covering and appliance replacements, and landscaping. These improvements were funded with cash from Partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $46,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

The Partnership completed approximately $299,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2002, consisting primarily of swimming pool improvements, air conditioning improvements, landscaping, floor covering and appliance replacements, structural and other building improvements. These improvements were funded with cash from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $79,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.     Market for Partnership Equity and Related Partnership Matters

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders. As of December 31, 2002, the number of DUCs holders of record was 1,059 and there were 1,222,000 units outstanding. Transfer of DUCs is subject to certain suitability and other requirements. Affiliates of the Corporate General Partner own 766,694 units or 62.74% at December 31, 2002. Due to the security being delisted during 1990, no public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

No distributions were declared or paid during the years ended December 31, 2002 and 2001.

Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2 - Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $148,000 as compared to net loss of approximately $50,000 for the year ended December 31, 2001. The increase in net income for the year ended December 31, 2002 is the result of a decrease in total expenses and an increase in total revenues.

The decrease in total expenses is primarily the result of a decrease in interest expense and operating expense which were partially offset by a increase in depreciation and property tax expense. Interest expense decreased due to payments on outstanding advances from affiliates and payments of principal on mortgages encumbering the Partnership's investment properties. Operating expense decreased due to a decrease in advertising, property and maintenance expenses. Advertising expenses decreased due to a decrease in periodical and other advertising. Property expenses decreased due to a decrease in commissions and bonuses, a decrease in employee salaries and related benefits and the leasing of employee apartments at both investment properties. Maintenance expense decreased due to an increase in the capitalization of certain direct and indirect projects costs, primarily payroll related costs, at the property (see "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies.") Depreciation expense increased due to property improvements and replacements placed in service during the past twelve months. Property tax expense increased due to an increase in the tax rates applied against the assessed value of both investment properties. Included in general and administrative expenses for the years ended December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is attributable to an increase in other income and casualty gains, partially offset by the decrease in rental income at the Partnership's residential properties. Rental income decreased primarily due to a decrease in average rental rates at both properties and an increase in bad debt expense at both properties partially offset by a decrease in concessions at both properties.

During the year ended December 31, 2002, a net casualty gain of approximately $14,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water and steam damage to two apartments units resulting from a damaged waterbed on September 22, 2001. The gain was the result of the receipt of insurance proceeds of approximately $14,000. During the year ended December 31, 2002, a net casualty gain of approximately $12,000 was recorded at Twin Lakes Apartments. The casualty gain related to windstorm damage to the apartment complex that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $23,000 offset by approximately $11,000 of undepreciated fixed assets being written off. During the year ended December 31, 2002, a net casualty gain of approximately $11,000 was recorded at Twin Lakes Apartments. The casualty related to water damage to two apartment units on October 28, 2001. The gain was the result of the receipt of insurance proceeds of approximately $11,000. Other income for the year ended December 31, 2002 increased due to an increase in utilities reimbursements at Governor's Park Apartments and Twin Lakes Apartments partially offset by a decrease in interest income as a result of lower cash balances maintained in interest bearing accounts by the Partnership and its investment properties.

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

Liquidity and Capital Resources

At December 31, 2002 the Partnership had approximately $103,000 of cash and cash equivalents as compared to approximately $134,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $31,000 for the year ended December 31, 2002 is due to approximately $272,000 of cash used in financing activities and approximately $356,000 of cash used in investing activities which was partially offset by approximately $597,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows and insurance proceeds received. Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership's investment properties and payments on amounts due to affiliates partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership is currently evaluating the capital improvement needs of the two remaining properties for the upcoming year and expects to budget approximately
$125,000. Additional improvements may be considered and will depend on the physical condition of the properties and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2002, the mortgage indebtedness of approximately $10,523,000 requires monthly payments due on the first day of each month until September 1, 2020 at which time the loans are scheduled to be fully amortized. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

No distributions were declared or paid during the years ended December 31, 2002 and 2001. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

            Report of Ernst & Young LLP, Independent Auditors

            Balance Sheet - December 31, 2002

            Statements of Operations - Years ended December 31, 2002 and 2001

            Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

            Statements of Cash Flows - Years ended December 31, 2002 and 2001

            Notes to Financial Statements
                 Report of Ernst & Young LLP, Independent Auditors





The Partners
U. S. Realty Partners Limited Partnership


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.








                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                   $   103
   Receivables and deposits                                                         67
   Restricted escrows                                                               91
   Other assets                                                                    300
   Investment properties (Notes C & F):
      Land                                                      $ 2,123
      Buildings and related personal property                     16,686
                                                                 18,809
      Less accumulated depreciation                               (8,449)       10,360
                                                                              $ 10,921

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                             $ 16
   Tenant security deposit liabilities                                              67
   Accrued property taxes                                                           68
   Other liabilities                                                               129
   Due to Corporate General Partner                                                140
   Mortgage notes payable (Note C)                                              10,523

Partners' Deficit
   General partners                                               $ (3)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)            (19)         (22)
                                                                              $ 10,921

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                        Years Ended December 31,
                                                           2002          2001
Revenues:
   Rental income                                         $2,852        $2,917
   Other income                                             240           193
   Casualty gains (Note G)                                   37            --
       Total revenues                                     3,129         3,110

Expenses:
   Operating                                              1,091         1,271
   General and administrative                               142           142
   Depreciation                                             594           571
   Interest                                                 870           898
   Property taxes                                           284           278
       Total expenses                                     2,981         3,160

Net income (loss)                                        $  148        $  (50)

Net income (loss) allocated to general partners          $    1        $   --
Net income (loss) allocated to depositary unit
   certificate holders                                      147           (50)

                                                         $  148        $  (50)

Net income (loss) per depositary unit certificate        $  .12        $ (.04)

Distributions per depositary unit certificate            $   --        $   --

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                                               Depositary
                                     Limited                      Unit
                                   Partnership    General     Certificate
                                      Units       Partners      Holders         Total

Original capital contributions     1,222,000      $   2         $30,550       $30,552

Partners' deficit
  at December 31, 2000             1,222,000      $  (4)        $  (116)      $  (120)

Net loss for the year
  ended December 31, 2001                 --         --             (50)          (50)

Partners' deficit
 at December 31, 2001              1,222,000         (4)           (166)         (170)

Net income for the year
  ended December 31, 2002                 --          1             147           148

Partners' deficit
  at December 31, 2002             1,222,000      $  (3)        $   (19)      $   (22)

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                    2002          2001
Cash flows from operating activities:
   Net income (loss)                                            $   148      $   (50)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation                                                594          571
        Amortization of loan costs                                   15           15
        Casualty gain                                               (37)          --
        Change in accounts:
            Receivables and deposits                                (51)          13
            Due from Corporate General Partner                       23          (23)
            Other assets                                             11           (7)
            Accounts payable                                        (86)          51
            Tenant security deposit liabilities                     (13)          12
            Accrued property taxes                                   --            5
            Due to Corporate General Partner                         --           16
            Other liabilities                                        (7)         (52)
               Net cash provided by operating activities            597          551

Cash flows from investing activities:
   Insurance proceeds received                                       48           --
   Property improvements and replacements                          (420)        (381)
   Net withdrawals from restricted escrows                           16           30

               Net cash used in investing activities               (356)        (351)

Cash flows from financing activities:
   Payments on advances from affiliates                            (179)        (605)
   Proceeds from advances from affiliates                           167          120
   Payments on mortgage notes payable                              (260)        (240)

               Net cash used in financing activities               (272)        (725)

Net decrease in cash and cash equivalents                           (31)        (525)

Cash and cash equivalents at beginning of period                    134          659

Cash and cash equivalents at end of period                      $   103      $   134

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   855      $ 1,203

                   See Accompanying Notes to Financial Statements

                     U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 2002


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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bore interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. During 2002 this loan was repaid in full.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the general partners and DUC holders in accordance with the provisions of the Partnership Agreement.

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the general partners. (Loss) income from operations per DUC for the years ended December 31, 2002 and 2001, was computed as 99% of the (loss) income from operations divided by 1,222,000 depositary units outstanding.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Corporate General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $60,000 in 2002 compared to 2001.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate was approximately $12,080,000 at December 31, 2002.

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

Loan Costs: Loan costs of approximately $302,000 less accumulated amortization of approximately $34,000, are included in other assets and are being amortized on the straight-line method over the life of the loans. Amortization expense for 2002 was approximately $15,000 and is included in interest expense. Amortization expense will be approximately $15,000 for the years 2003 through 2007.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and the Partnership fully reserves all balances outstanding over thirty days. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $88,000 at December 31, 2002, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease. The security deposits are refunded when the tenant vacates provided the tenant has not damaged the apartment and is current on rental payments.

Restricted Escrows

Completion Repair Account - In connection with the refinancing of the mortgage encumbering Governor's Park, approximately $137,000 of the proceeds were designated for a completion repair account. As the property completes the designated repairs these funds will be released. At December 31, 2002, the balance in this account was approximately $91,000.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $24,000 and $37,000 for the years ended December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results for operations of the Partnership.

In April 2002, the Financial Accounting Standards, Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with an early adoption option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "Net cash used in operations" in the accompanying statements of cash flows to "Net cash from operations," as defined in the Partnership Agreement.


                                                             For the Years Ended
                                                                 December 31,
                                                               2002          2001
                                                               (in thousands)
Net cash provided by operating activities                  $   597         $   551
Payments on mortgage notes payable                            (260)           (240)
Principal payments on advances from
  affiliates                                                  (179)           (605)
Advances from affiliates                                       167             120
Property improvements and replacements                        (420)           (381)
Change in restricted escrows, net                               16              30
Changes in reserves for net operating
  liabilities                                                 (123)            (15)

Net cash used in operations                                $  (202)        $  (540)

Note C - Mortgage Notes Payable

The principle terms of the notes payable are as follows:


                          Principal      Monthly                             Principal
                          Balance At     Payment     Stated                   Balance
                         December 31,   Including   Interest    Maturity       Due At
                             2002        Interest     Rate        Date        Maturity
                        (in thousands)

  Governor's Park
    Apartments            $ 3,608          $ 32      7.93%    09/01/2020        $  --
  Twin Lakes
    Apartments              6,915            61      7.98%    09/01/2020           --
                          $10,523          $ 93

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the rental properties. The investment properties may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               2003        $   281
                               2004            304
                               2005            330
                               2006            357
                               2007            386
                            Thereafter       8,865
                                           $10,523

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands except per unit data):

                                               Years Ended December 31,
                                                 2002            2001
  Net income (loss) as reported                 $   148          $   (50)
    Add (deduct):
    Depreciation differences                       (187)            (216)
    Difference in bad debt expense                    2                1
    Difference in rents recognized                  (11)               5
    Change in prepaid rentals                        (2)              (2)
    Other                                           (18)               3
  Federal taxable loss                           $  (68)          $ (259)
  Federal taxable loss per DUC                   $ (.05)          $ (.21)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported                $   (22)
            Land and buildings                           1,315
            Accumulated depreciation                    (6,286)
            Syndication                                  2,774
            Other                                          121
            Net liabilities - tax basis                $(2,098)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the Corporate General Partner on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $153,000 and $176,000 for the years ended December 31, 2002 and 2001, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $115,000 and $127,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $50,000, for the year ended December 31, 2001 and approximately $24,000 for year ended December 31, 2002. The construction management service fees are calculated based on a percentage of current additions to both investment properties.

During the year ended December 31, 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $167,000 to pay property tax bills and other expenses. During 2002, the Partnership repaid advances of approximately $179,000. In accordance with the Partnership Agreement, interest is charged at prime plus 2%. The Partnership recognized and accrued approximately $6,000 and $5,000 of interest expense related to these advances during the years ended December 31, 2002 and 2001, respectively.

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. During 2002 this loan was repaid in full.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $56,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note F - Real Estate and Accumulated Depreciation

Investment Properties


                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)
                                                                 Buildings        Cost
                                                                and Related    Capitalized
                                                                 Personal     Subsequent to
Description                       Encumbrances       Land        Property      Acquisition
                                 (in thousands)                              (in thousands)
Governor's Park Apartments
 Little Rock, Arkansas             $ 3,608         $  423       $ 5,701         $   515
Twin Lakes Apartments
 Palm Harbor, Florida                6,915          1,928         9,283             959
     Totals                        $10,523         $2,351       $14,984         $ 1,474

                  Gross Amount At Which
                         Carried
                  At December 31, 2002
                      (in thousands)

                        Buildings
                           and
                         Related
                         Personal          Accumulated    Date of      Date   Depreciable
Description      Land    Property   Total  Depreciation Construction Acquired Life-Years
Governor's Park $  423    $ 6,216   $6,639  $ 3,363        1985     08/29/86    5-35


Twin Lakes       1,700     10,470   12,170    5,086        1986     08/28/86    5-35


Totals          $2,123    $16,686  $18,809  $ 8,449


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                    2002          2001
                                                      (in thousands)
        Real Estate
        Balance at beginning of year             $ 18,408     $ 18,194
          Property improvements                       420          214
          Write offs                                  (19)          --
        Balance at end of year                   $ 18,809     $ 18,408

        Accumulated Depreciation
        Balance at beginning of year             $  7,863     $  7,292
          Additions charged to expense                594          571
          Write offs                                   (8)          --
        Balance at end of year                   $  8,449     $  7,863

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $20,122,000 and $19,726,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $14,735,000 and $13,955,000, respectively.

Note G - Casualty Events

During the year ended December 31, 2002, a net casualty gain of approximately $14,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water and steam damage to two apartments units resulting from a damaged waterbed on September 22, 2001. The gain was the result of the receipt of insurance proceeds of approximately $14,000.

During the year ended December 31, 2002, a net casualty gain of approximately $12,000 was recorded at Twin Lakes Apartments. The casualty gain related to windstorm damage to the apartment complex that occurred on September 14, 2001. The gain was a result of the receipt of insurance proceeds of approximately $23,000 offset by approximately $11,000 of undepreciated damaged assets being written off.

During the year ended December 31, 2002, a net casualty gain of approximately $11,000 was recorded at Twin Lakes Apartments. The casualty related to water damage to two apartment units on October 28, 2001. The gain was the result of the receipt of insurance proceeds of approximately $11,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $30,000 and non-audit services (principally tax-related) of approximately $13,000.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Depositary Unit Certificate of the Registrant as of December 31, 2002.

               Entity                     Number of DUCs           Percentage

AIMCO Properties, LP                          766,694                62.74%
  (an affiliate of AIMCO)

AIMCO Properties, LP is ultimately owned by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the Corporate General Partner on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $153,000 and $176,000 for the years ended December 31, 2002 and 2001, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $115,000 and $127,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $50,000, for the year ended December 31, 2001 and approximately $24,000 for year ended December 31, 2002. The construction management service fees are calculated based on a percentage of current additions to both investment properties.

During the year ended December 31, 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $167,000 to pay property tax bills and other expenses. During 2002, the Partnership repaid advances of approximately $179,000. In accordance with the Partnership Agreement, interest is charged at prime plus 2%. The Partnership recognized and accrued approximately $6,000 and $5,000 of interest expense related to these advances during the years ended December 31, 2002 and 2001, respectively.

During the first eight quarters following the issuance of the DUCs, the Corporate General Partner was obligated to loan to the Partnership up to approximately $811,000 to cover any deficiency in the quarterly cash distributions. The Corporate General Partner loaned the Partnership $300,000 under this guarantee, which expired August 26, 1988. A deficiency arose when the DUC holders did not receive annualized cash distributions equal to 10% of the average of their Adjusted Capital Values. The loan bears interest at the lesser of the rates being paid by the parent company of the Corporate General Partner or two percentage points over the CitiBank, N.A. prime interest rate. The repayment of the loan would reduce the amount subsequently available for distribution to the DUC holders. During 2002 this loan was repaid in full.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $56,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits, and Reports on Form 8-K

            (a)   Exhibits:

                  See Exhibit Index.

            (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

                  None.

Item 14. Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                       Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of U.S. Realty Partners Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of U.S. Realty  I
                                Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of U.S. Realty Partners Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

                                  EXHIBIT INDEX

Exhibit

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

(n) Incumbency Certificate by U.S. Realty I Corporation and U.S. Realty Partners Limited Partnership. *

10.23 Multifamily Note dated August 28, 2000 between US Realty Partners Limited Partnership, a South Carolina Limited Partnership, and GMAC Commercial Mortgage Corporation for refinance of Governor's Park Apartments (Filed on Form 8-K on November 27, 2000 and incorporated herein by reference)

10.24 Multifamily Note dated August 28, 2000 between US Realty Partners Limited Partnership, a South Carolina Limited Partnership and GMAC Commercial Mortgage Corporation for refinance of Twin Lakes Apartments (Filed on Form 8-K on November 27, 2000 and incorporated herein by reference)

* Filed as Exhibits 10iii (a) through (m) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

99   Prospectus of Registrant  dated August 19, 1986  (included in  Registration
     Statement,   No.  33-2996,   of  Registrant  and  incorporated   herein  by
     reference).

99.1 Certification of the Chief Executive Officer and Chief Financial Officer.

Exhibit 99.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.