Form 10QSB
period 2003-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2003-05-14
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________


                         Commission file number 0-15656


                      U.S. REALTY PARTNERS  LIMITED  PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                $   251
   Receivables and deposits                                                      51

   Other assets                                                                 286
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,677

                                                              18,800

      Less accumulated depreciation                           (8,584)        10,216
                                                                            $10,804

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $     4
   Tenant security deposit liabilities                                           67
   Accrued property taxes                                                       142
   Other liabilities                                                            114
   Mortgage notes payable                                                    10,455

Partners' (Deficit) Capital
   General partners                                          $   (3)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)        25              22
                                                                            $10,804


                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                                 Three Months Ended
                                                                       March 31,
                                                                 2003         2002
Revenues:
   Rental income                                             $   699      $   743
   Other income                                                   61           43
   Casualty gain                                                  29           --
       Total revenues                                            789          786

Expenses:
   Operating                                                     280          259
   General and administrative                                     26           45
   Depreciation                                                  151          147
   Interest                                                      214          220
   Property taxes                                                 74           69
       Total expenses                                            745          740

Net income                                                   $    44      $    46

Net income allocated to general partners (1%)                $    --      $    --

Net income allocated to depositary unit certificate
     holders (99%)                                                44           46
                                                             $    44      $    46

Net income per depositary unit certificate                   $  0.04      $  0.04


                   See Accompanying Notes to Financial Statements

             U.S.  REALTY  PARTNERS  LIMITED  PARTNERSHIP  STATEMENT OF
                    CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2002                  1,222,000      $    (3)     $  (19)      $ (22)

Net income for the three months
   ended March 31, 2003                      --           --           44         44

Partners' (deficit) capital at
   March 31, 2003                     1,222,000      $    (3)       $ 25      $   22

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2003        2002
Cash flows from operating activities:
   Net income                                                     $ 44         $ 46

   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                  151         147
      Amortization of loan costs                                      4           4
      Casualty gain                                                 (29)         --
      Change in accounts:
        Due from Corporate General Partner                           --          23
        Receivables and deposits                                     16           4
        Other assets                                                 10         (69)
        Accounts payable                                            (12)        (12)
        Tenant security deposit liabilities                          --          (3)
        Accrued property taxes                                       74          68
        Due to Corporate General Partner                             (3)         25
        Other liabilities                                           (15)         88
           Net cash provided by operating activities                240         321

Cash flows from investing activities:
   Insurance proceeds received                                       50         --
   Property improvements and replacements                           (28)      (164)
   Net withdrawals from (deposits to) restricted escrows             91          --
           Net cash provided by (used in) investing
             activities                                             113       (164)

Cash flows from financing activities:
   Advances from affiliates                                          --         42
   Principal payments on advances from affiliates                  (137)       (89)
   Payments on mortgage notes payable                               (68)       (63)
           Net cash used in financing activities                   (205)      (110)

Net increase in cash and cash equivalents                           148         47

Cash and cash equivalents at beginning of period                    103        134

Cash and cash equivalents at end of period                        $ 251     $  181

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $ 280     $  216



                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2003


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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


                                                        For the Three Months Ended
                                                                 March 31,
                                                           2003               2002
                                                              (in thousands)

   Net cash provided by operating activities            $   240            $   321
   Payments on mortgage notes payable                       (68)               (63)
   Property improvements and replacements                   (28)              (164)
   Change in restricted escrows, net                         91                 --
   Principal payments on advances from affiliates          (137)               (89)
   Advances from affiliates                                  --                 42
   Changes in reserves for net operating
      liabilities                                           (70)              (124)


      Net cash provided by (used in) operations         $    28             $  (77)

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

During the three months ended March 31, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $38,000 and $41,000 for the three month periods ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $14,000 and $45,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 for the three months ended March 31, 2002. There were no construction management service fees charged during the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current additions to both investment properties.

During the three months ended March 31, 2003, the Partnership made principal payments of approximately $137,000 on outstanding advances made by an affiliate of the Corporate General Partner to the Partnership. During the three months ended March 31, 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $42,000 to pay annual audit bills. There were no such advances made during the three months ended March 31, 2003. The Partnership made interest payments against the advances of approximately $5,000 and recognized interest expense of approximately $2,000 for the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

During the three months ended March 31, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Twin Lakes Apartments
          Palm Harbor, Florida                         94%            97%

       Governor's Park Apartments
          Little Rock, Arkansas                        97%            94%

The decrease in occupancy at Twin Lakes Apartments is due to increased competition in the local market in the Palm Harbor area. The increase in occupancy at Governor's Park Apartments is attributable to improving market conditions in the Little Rock area.

Results of Operations

The Partnership realized net income of approximately $44,000 and $46,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in net income for the three months ended March 31, 2003 is due to an increase in total expenses partially offset by an increase in total revenues. Total expenses for the three months ended March 31, 2003 increased due to an increase in operating expenses partially offset by a decrease in general and administrative expense. Operating expenses increased due to an increase in maintenance, property and advertising expenses partially offset by a decrease in insurance expense. Maintenance expense increased due to an increase in contract interior painting and a decrease in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at both investment properties partially offset by a decrease in contract trash removal at Twin Lakes Apartments and contract cleaning at Governor's Park Apartments. The increase in maintenance expense was partially offset by insurance proceeds of approximately $14,000 received in March 2002 to repair water and steam damage to two apartment units that occurred on September 22, 2001 resulting from a damaged waterbed. Property expense increased due to an increase in leasing payroll and utility processing fees partially offset by a decrease in employee salaries at Twin Lakes Apartments. Advertising expense increased due to an increase in web and periodical advertising at Twin Lakes Apartments and referral fees at Governor's Park Apartments. Insurance expense decreased due to a decrease in hazard insurance premiums at Twin Lakes Apartments. General and administrative expenses decreased due to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement due to additional reimbursements related to a prior year being recorded in 2002. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues for the three months ended March 31, 2003 increased due to a casualty gain and an increase in other income substantially offset by a decrease in rental income. During the three months ended March 31, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage that occurred in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 partially offset by the write off of undepreciated fixed assets of approximately $21,000. Other income for the three months ended March 31, 2003 increased due to an increase in late charges at both investment properties and utilities reimbursements at Twin Lakes Apartments. Rental income for the three months ended March 31, 2003 decreased due to an increase in bad debt expense at both investment properties and a decrease in occupancy at Twin Lakes Apartments partially offset by an increase in occupancy at Governor's Park Apartments.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $251,000 as compared to approximately $181,000 at March 31, 2002. For the three months ended March 31, 2003, cash and cash equivalents increased by approximately $148,000 from December 31, 2002. The increase in cash and cash equivalents is due to approximately $240,000 of cash provided by operating activities and approximately $113,000 of cash provided by investing activities partially offset by approximately $205,000 of cash used in financing activities. Cash provided by investing activities consisted of insurance proceeds received from the casualty at Twin Lakes Apartments and withdrawals from restricted escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the properties and principal payments on advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments

The Partnership completed approximately $14,000 in budgeted capital expenditures at Governor's Park Apartments during the three months ended March 31, 2003, consisting primarily of roof replacements, appliances, and floor covering replacements. These improvements were funded with cash flow from operations. The Partnership has budgeted, but is not limited to, approximately $46,000 for capital improvements during the remainder of 2003 consisting primarily of air conditioning unit replacements, major landscaping, structural improvements, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

The Partnership completed approximately $14,000 in budgeted capital expenditures at Twin Lake Apartments during the three months ended March 31, 2003, consisting primarily of building and structural damage repairs, landscaping, and appliance and floor covering replacements. These improvements were funded with cash flow from operations and insurance proceeds. The Partnership has budgeted, but is not limited to, approximately $65,000 for capital improvements, exclusive of casualty repairs, during the remainder of 2003 consisting primarily of plumbing improvements, air conditioning unit replacements, the installation of a sprinkler system and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The total mortgage indebtedness of approximately $10,455,000 requires monthly payments due on the first day of each month until the loans mature on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

No distributions were made by the Partnership during the three months ended March 31, 2003 and 2002, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

            4.2   Instruments governing the Bonds  (filed  as  Exhibit  10C  to
                  Amendment No.4 to Registration   Statement  No.  33-2996,  of
                  Registrant filed August 19, 1986 and incorporated herein by reference).

            99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                  2003:

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

                               Date: May 13, 2003

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


Date: May 13, 2003

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


Date: May 13, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 13, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.