Form 10QSB
period 2003-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2003-08-13
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                        (in thousands, except unit data)

                                  June 30, 2003



Assets
   Cash and cash equivalents                                                $   203
   Receivables and deposits                                                      43
   Other assets                                                                 353
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,711
                                                              18,834
      Less accumulated depreciation                           (8,738)        10,096
                                                                            $10,695

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    13
   Tenant security deposit liabilities                                           66
   Accrued property taxes                                                       216
   Other liabilities                                                            147
   Mortgage notes payable                                                    10,385

Partners' Deficit
   General partners                                          $   (6)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)      (126)           (132)
                                                                            $10,695


                   See Accompanying Notes to Financial Statements


                     U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               2003         2002         2003        2002
Revenues:
   Rental income                           $   704      $   725       $ 1,403     $ 1,468
   Other income                                 76           41           137          84
   Casualty gain (Note D)                       --           26            29          26
       Total revenues                          780          792         1,569       1,578

Expenses:
   Operating                                   287          296           567         555
   General and administrative                    4           31            30          76
   Depreciation                                154          151           305         298
   Interest                                    211          219           425         439
   Property taxes                               73           68           147         137
       Total expenses                          729          765         1,474       1,505

Net income                                 $    51      $    27       $    95     $    73

Net income allocated to general
   partners (1%)                           $     1      $    --       $     1     $     1
Net income allocated to depositary
   unit certificate holders (99%)               50           27            94          72
                                           $    51      $    27       $    95     $    73
Net income per depositary unit
   certificate                             $  0.04      $  0.02       $  0.08     $  0.06
Distribution per depository unit
   certificate                             $  0.16      $    --       $  0.16     $    --


                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2002                  1,222,000      $    (3)     $  (19)      $ (22)

Distribution - operations                    --           (4)       (201)       (205)

Net income for the six months
   ended June 30, 2003                       --            1           94         95

Partners' deficit at
   June 30, 2003                      1,222,000      $    (6)      $ (126)    $ (132)

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                    2003      2002
Cash flows from operating activities:
   Net income                                                  $    95      $    73
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of loan costs                                     8            8
      Depreciation                                                 305          298
      Casualty gain                                                (29)         (26)
      Change in accounts:
        Due from Corporate General Partner                          --           23
        Receivables and deposits                                    24          (21)
        Other assets                                               (61)         (42)
        Accounts payable                                            (3)        (101)
        Tenant security deposit liabilities                         (1)         (10)
        Accrued property taxes                                     148          137
        Due to Corporate General Partner                            (3)          15
        Other liabilities                                           18           82
           Net cash provided by operating activities               501          436

Cash flows from investing activities:
   Insurance proceeds received                                      50           37
   Property improvements and replacements                          (62)        (277)
   Net withdrawals from (deposits to) restricted escrows            91           (1)
           Net cash provided by (used in) investing
                activities                                          79         (241)

Cash flows from financing activities:
   Advances from affiliates                                         --           42
   Principal payments on advances from affiliates                 (137)        (120)
   Payments on mortgage notes payable                             (138)        (127)
   Distributions to partners                                      (205)          --
           Net cash used in financing activities                  (480)        (205)

Net increase (decrease) in cash and cash equivalents               100          (10)

Cash and cash equivalents at beginning of period                   103          134

Cash and cash equivalents at end of period                     $   203      $   124

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   421      $   430

                   See Accompanying Notes to Financial Statements

                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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


                                                         For the Six Months Ended
                                                                 June 30,
                                                             2003            2002
                                                              (in thousands)

   Net cash provided by operating activities            $   501            $   436
   Payments on mortgage notes payable                      (138)              (127)
   Property improvements and replacements                   (62)              (277)
   Change in restricted escrows, net                         91                 (1)
   Principal payments on advances from affiliates          (137)              (120)
   Advances from affiliates                                  --                 42
   Changes in reserves for net operating
      liabilities                                          (122)               (83)

      Net cash used in operations                       $  (133)           $  (130)

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

During the six months ended June 30, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $76,000 and $80,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $65,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $14,000 for the six months ended June 30, 2002. There were no construction management service fees charged during the six months ended June 30, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

During the six months ended June 30, 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $42,000 to pay annual audit bills. There were no such advances made during the six months ended June 30, 2003. During the six months ended June 30, 2003 and 2002, the Partnership made principal payments of approximately $137,000 and $120,000 on outstanding advances made by an affiliate of the Corporate General Partner to the Partnership. The Partnership made interest payments against the advances of approximately $5,000 and $3,000 and recognized interest expense of approximately $2,000 and $4,000 for the six months ended June 30, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

During the six months ended June 30, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

During the six months ended June 30, 2002, a net casualty gain of approximately $14,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water and steam damage to two apartment units resulting from a damaged waterbed on September 22, 2001. The gain was the result of the receipt of insurance proceeds of approximately $14,000.

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

Note E - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Twin Lakes Apartments                           95%            95%
          Palm Harbor, Florida

       Governor's Park Apartments                      96%            94%
          Little Rock, Arkansas

Results of Operations

The  Partnership's  net income for the three and six months  ended June 30, 2003 was approximately $51,000 and $95,000 compared to net income of approximately $27,000 and $73,000 for the three and six months ended June 30, 2002, respectively. The increase in net income for the three and six months ended June 30, 2003 is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues for the six months ended June 30, 2003 decreased due to a decrease in rental income partially offset by an increase in other income. Total revenues for the three months ended June 30, 2003 decreased due to decreases in rental income and casualty gain partially offset by an increase in other income. Rental income decreased due to an increase in bad debt expense at both investment properties and a decrease in the average rental rate at Twin Lakes Apartments partially offset by an increase in occupancy at Governor's Park Apartments. Other income increased due to increases in late charges at both investment properties and utilities reimbursements at Twin Lakes Apartments.

During the six months ended June 30, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

During the six months ended June 30, 2002, a net casualty gain of approximately $14,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water and steam damage to two apartment units resulting from a damaged waterbed on September 22, 2001. The gain was the result of the receipt of insurance proceeds of approximately $14,000.

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

Total expenses for the three and six months ended June 30, 2003 decreased due to a decrease in general and administrative expense. General and administrative expense decreased due to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement and a decrease in the accrual of estimated legal fees. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $203,000 compared to approximately $124,000 at June 30, 2002. For the six months ended June 30, 2003, cash and cash equivalents increased by approximately $100,000. The increase in cash and cash equivalents is due to approximately $501,000 of cash provided by operating activities and approximately $79,000 of cash provided by investing activities partially offset by approximately $480,000 of cash used in financing activities. Cash provided by investing activities consisted of insurance proceeds received from the casualty at Twin Lakes Apartments and withdrawals from restricted escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the properties, principal payments on advances from affiliates and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $40,000 of capital improvements at Twin Lake Apartments consisting primarily of building and structural damage repairs, structural improvements, and appliance and floor covering replacements. These improvements were funded with cash flow from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year end and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist of plumbing improvements, air conditioning unit replacements, the installation of a sprinkler system and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Governor's Park Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $22,000 of capital improvements at Governor's Park Apartments consisting primarily of roof replacements, structural improvements and appliance and floor covering replacements. These improvements were funded with cash flow from operations and replacement reserves. The Partnership evaluates the capital improvements needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist of air conditioning unit replacements, major landscaping, structural improvements, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The total mortgage indebtedness of approximately $10,385,000 requires monthly payments due on the first day of each month until the loans mature on September 1, 2020 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):


                      Six Months                        Six Months
                        Ended        Per Depository       Ended        Per Depository
                       June 30,       Certificate        June 30,       Certificate
                         2003             Unit             2002             Unit

Operations             $  205          $  0.16           $   --          $    --

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                    31.1 Certification of equivalent of Chief Executive  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification of equivalent of Chief Financial  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32.1 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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

                              Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of U.S. Realty Partners Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of U.S. Realty I
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2

                                  CERTIFICATION

I, Paul J. McAuliffe, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. Realty Partners Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.