Form 10QSB
period 2003-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2003-11-13
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                $   174
   Receivables and deposits                                                      44
   Other assets                                                                 352
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,754
                                                              18,877
      Less accumulated depreciation                           (8,887)         9,990
                                                                            $10,560

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    33
   Tenant security deposit liabilities                                           67
   Accrued property taxes                                                       291
   Other liabilities                                                            145
   Mortgage notes payable                                                    10,314

Partners' Deficit
   General partners                                          $  (10)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)      (280)           (290)
                                                                            $10,560

                   See Accompanying Notes to Financial Statements


                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2003         2002         2003        2002
Revenues:
   Rental income                           $   703      $   689       $ 2,106     $ 2,157
   Other income                                 89           68           226         152
   Casualty gain (Note D)                       --           11            29          37
       Total revenues                          792          768         2,361       2,346

Expenses:
   Operating                                   305          240           872         795
   General and administrative                   31           33            61         109
   Depreciation                                149          147           454         445
   Interest                                    210          216           635         655
   Property taxes                               75           68           222         205
       Total expenses                          770          704         2,244       2,209

Net income                                 $    22      $    64       $   117     $   137

Net income allocated to general
   partners (1%)                           $    --      $    --       $     1     $     1
Net income allocated to
   depositary unit certificate holders
     (99%)                                      22           64           116         136
                                           $    22      $    64       $   117     $   137
Net income per depositary unit
   certificate                             $   .01      $  0.05       $  0.09     $  0.11
Distributions per depositary unit
   certificate                             $   .15      $    --       $   .31     $    --

                   See Accompanying Notes to Financial Statements


                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                 Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2002                  1,222,000      $    (3)     $   (19)     $ (22)

Distributions to partners                    --           (8)        (377)      (385)

Net income for the nine months
   ended September 30, 2003                  --            1          116        117

Partners' deficit at
   September 30, 2003                 1,222,000      $   (10)      $ (280)    $ (290)

                   See Accompanying Notes to Financial Statements


                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2003          2002
Cash flows from operating activities:
   Net income                                                  $   117      $   137
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 454          445
      Amortization of loan costs                                    11           12
      Casualty gain                                                (29)         (37)
      Change in accounts:
        Due from Corporate General Partner                          --           23
        Receivables and deposits                                    23          (36)
        Other assets                                               (63)         (16)
        Accounts payable                                            17          (75)
        Tenant security deposit liabilities                         --          (18)
        Accrued property taxes                                     223          205
        Due to Corporate General Partner                            (3)          --
        Other liabilities                                           16          112
           Net cash provided by operating activities               766          752

Cash flows from investing activities:
   Insurance proceeds received                                      50           48
   Property improvements and replacements                         (105)        (365)
   Net withdrawals from (deposits to) restricted escrows            91           (1)
           Net cash provided by (used in) investing
                activities                                          36         (318)

Cash flows from financing activities:
   Distributions to partners                                      (385)          --
   Advances from affiliates                                         --           42
   Principal payments on advances from affiliates                 (137)        (149)
   Payments on mortgage notes payable                             (209)        (193)
           Net cash used in financing activities                  (731)        (300)

Net increase in cash and cash equivalents                           71          134

Cash and cash equivalents at beginning of period                   103          134

Cash and cash equivalents at end of period                     $   174      $   268

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   628      $   644

                   See Accompanying Notes to Financial Statements


                      U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note B - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "net cash provided by operating activities" in the accompanying statements of cash flows to "net cash used in operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                       For the Nine Months Ended
                                                              September 30,
                                                           2003            2002
                                                              (in thousands)

   Net cash provided by operating activities            $   766         $   752
   Payments on mortgage notes payable                      (209)           (193)
   Property improvements and replacements                  (105)           (365)
   Change in restricted escrows, net                         91              (1)
   Principal payments on advances from affiliates          (137)           (149)
   Advances from affiliates                                  --              42
   Changes in reserves for net operating
      liabilities                                          (213)           (195)
   Additional reserves                                     (193)             --

      Net cash used in operations                       $    --         $  (109)

For the nine months ended September 30, 2003, the Corporate General Partner reserved approximately $193,000 to fund capital improvements and repairs at the Partnership's two investment properties. For the nine months ended September 30, 2002, the Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $109,000 to fund continuing capital improvements and repairs in order for the properties to remain competitive.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $119,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $84,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $13,000 for the nine months ended June 30, 2002. There were no construction management service fees charged during the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

During the nine months ended September 30, 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $42,000 to pay the annual audit bills. There were no such advances made during the nine months ended September 30, 2003. During the nine months ended September 30, 2003 and 2002, the Partnership made principal payments of approximately $137,000 and $149,000, respectively, on outstanding advances made by an affiliate of the Corporate General Partner to the Partnership. In accordance with the Partnership Agreement, interest is to be charged at prime plus 2% or 6% at September 30, 2003. The Partnership recognized interest expense of approximately $2,000 and $5,000 for the nine months ended September 30, 2003 and 2002, respectively, and made interest payments of approximately $5,000 in each period.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Events

During the nine months ended September 30, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

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

Note E - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Twin Lakes Apartments                           95%            94%
          Palm Harbor, Florida

       Governor's Park Apartments                      96%            94%
          Little Rock, Arkansas

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $22,000 and $117,000 compared to net income of approximately $64,000 and $137,000 for the three and nine months ended September 30, 2002, respectively. The decrease in net income for the three and nine months ended September 30, 2003 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues for the three months ended September 30, 2003 increased due to increases in rental and other income partially offset by a decrease in the casualty gain. Total revenues for the nine months ended September 30, 2003 increased due to an increase in other income partially offset by decreases in rental income and casualty gains. Other income for both periods increased due to increases in late charges at both investment properties and utility reimbursements at Twin Lakes Apartments. Rental income for the nine months ended September 30, 2003 decreased due to an increase in bad debt expense at both investment properties and a decrease in average rental rates at Twin Lakes Apartments partially offset by an increase in the average rental rates at Governor's Park Apartments and increases in occupancy at both of the investment properties. Rental income for the three month period increased due to increased occupancy at both investment properties.

During the nine months ended September 30, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

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

Total expenses for the three months ended September 30, 2003 increased due to an increase in operating expenses. Total expenses for the nine months ended September 30, 2003 increased due to an increase in operating expenses partially offset by decreases in general and administrative and interest expenses. Operating expense for both periods increased due to increases in property and advertising expenses. Property expense increased due to increases in leasing payroll and sewer and utility processing fees at both investment properties. Advertising expense increased due to an increase in referral fees at Twin Lakes Apartments. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months.

General and administrative expense decreased due to a decrease in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expense for the nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $174,000 compared to approximately $268,000 at September 30, 2002. For the nine months ended September 30, 2003, cash and cash equivalents increased by approximately $71,000. The increase in cash and cash equivalents is due to approximately $766,000 of cash provided by operating activities and approximately $36,000 of cash provided by investing activities partially offset by approximately $731,000 of cash used in financing activities. Cash provided by investing activities consisted of insurance proceeds received from the casualty at Twin Lakes Apartments and withdrawals from restricted escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the properties, principal payments on advances from affiliates and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $73,000 of capital improvements at Twin Lakes Apartments consisting primarily of plumbing improvements, air conditioning unit replacements, building and structural damage repairs, and appliance and floor covering replacements. These improvements were funded with cash flow from operations and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist of plumbing improvements, air conditioning unit replacements, and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Governor's Park Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $32,000 of capital improvements at Governor's Park Apartments consisting primarily of roof replacements, structural improvements, and appliance and floor covering replacements. These improvements were funded with cash flow from operations and replacement reserves. The Partnership evaluates the capital improvements needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist of air conditioning unit, appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The total mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,314,000 requires monthly payments due on the first day of each month until the loans mature on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                     Nine Months                       Nine Months
                        Ended        Per Depository       Ended        Per Depository
                    September 30,     Certificate     September 30,     Certificate
                         2003             Unit             2002             Unit

Operations             $  385          $  0.31           $   --          $    --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 limited partnership units (the "Units") in the Partnership representing 62.74% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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

                                 Date:   November 13, 2003

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

Date:  November 13, 2003

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


Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.