Form 10KSB
period 2003-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2004-03-29
CIK 788955

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $3,108,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2003 and 2002.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's remaining residential properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                   Date of
  Property                         Purchase       Type of Ownership            Use

  Governor's Park Apartments      08/29/86    Fee ownership subject to      Apartment
   Little Rock, Arkansas                      first mortgage                154 units

  Twin Lakes Apartments           08/28/86    Fee ownership subject to      Apartment
   Palm Harbor, Florida                       first mortgage                262 units

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                            Gross
                          Carrying    Accumulated    Depreciable    Method of       Federal
  Property                  Value     Depreciation      Life       Depreciation    Tax Basis
                               (in thousands)                                    (in thousands)

  Governor's Park
     Apartments            $ 6,676        $ 3,580     5-35 yrs     S/L              $ 1,194
  Twin Lakes Apartments     12,232          5,458     5-35 yrs     S/L                3,494
                           $18,908        $ 9,038                                   $ 4,688

See "Item 7. Financial Statements, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                            Principal                                          Principal
                           Balance At      Stated                               Balance
                          December 31,    Interest    Period      Maturity       Due At
                              2003          Rate     Amortized      Date        Maturity
                         (in thousands)
  Governor's Park
   Apartments (1)           $ 3,512        7.93%    240 months   09/01/2020       $ --

  Twin Lakes
   Apartments (1)             6,730        7.98%    240 months   09/01/2020         --
                            $10,242                                               $ --

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to repay the loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2003 and 2002 for each property is as follows:

                                         Average Annual            Average Annual
                                          Rental Rates                Occupancy
                                           (per unit)
Property                              2003            2002         2003       2002

Governor's Park Apartments          $7,142          $7,033         95%        94%
Twin Lakes Apartments                7,775           7,817         95%        94%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2003 for each property were as follows:

                                                     2003             2003
                                                   Billing            Rate
                                                (in thousands)
 Governor's Park Apartments                         $ 69              6.90%
 Twin Lakes Apartments                               209              2.13%

Capital Improvements:

Governor's Park Apartments

The Partnership completed approximately $37,000 in capital expenditures at Governor's Park Apartments during the year ended December 31, 2003, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $85,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

The Partnership completed approximately $99,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2003, consisting primarily of air conditioning improvements, floor covering and appliance replacements, and structural and building reconstruction related to a water pipe break at the property. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $144,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                               PART II


Item 5.     Market for Partnership Equity and Related Partnership Matters

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders. As of December 31, 2003, the number of DUCs holders of record was 789 and there were 1,222,000 units outstanding. Transfer of DUCs is subject to certain suitability and other requirements. Affiliates of the Corporate General Partner own 766,694 units or 62.74% at December 31, 2003. Due to the security being delisted during 1990, no public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the year ended December 31, 2003 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operations" for further details) (in thousands, except per unit data):

                      Year Ended     Per Depository     Year Ended     Per Depository
                     December 31,         Unit         December 31,         Unit
                         2003         Certificate          2002         Certificate

Operations             $  385          $  0.31           $   --          $    --

Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2 - Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 depository unit certificates (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire up to 455,306 Units for a purchase price of $2.35 per Unit. Subsequent to December 31, 2003, AIMCO Properties, L.P. extended the expiration date of the offer to March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the years ended December 31, 2003 and 2002 of approximately $67,000 and $148,000 respectively. The decrease in net income for the year ended December 31, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to decreases in rental income and casualty gain partially offset by an increase in other income. Rental income decreased due to an increase in bad debt expense at both investment properties and a decrease in average rental rates at Twin Lakes Apartments partially offset by an increase in average rental rates at Governor's Park Apartments and increased occupancy at both of the Partnership's properties. Other income increased due to increases in late charges at both investment properties, utility reimbursements at Twin Lakes Apartments and lease cancellation fees at Governor's Park Apartments.

During the year ended December 31, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

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

The increase in total expenses is due to increases in operating and depreciation expenses partially offset by a decrease in interest and general and administrative expenses. Operating expense increased due to increases in property, maintenance and advertising expenses. Property expense increased due to increases in leasing payroll, leasing commissions and sewer fees at both investment properties. Maintenance expense increased due to increases in contract floor cleaning and contract lawn maintenance at both investment properties partially offset by a decrease in insurance damage expense resulting from wind storm damage in 2002 at Twin Lakes Apartments. Advertising expense increased due to increases in referral fees and web advertising at Twin Lakes Apartments. Depreciation expense increased due to fixed asset additions placed into service over the past twelve months at both investments properties. Interest expense decreased due to the payment of scheduled principal payments on mortgages encumbering the Partnership's investment properties that has reduced the average outstanding balance over the past twelve months.

General and administrative expense decreased due to decreases in management reimbursements to the Corporate General Partner allowed under the Partnership Agreement and reduced professional fees associated with the management of the Partnership. Also included in general and administrative expense for the year ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2003 the Partnership had cash and cash equivalents of approximately $88,000 as compared to approximately $103,000 at December 31, 2002. For the year ended December 31, 2003, cash and cash equivalents decreased approximately $15,000. The decrease in cash and cash equivalents is due to approximately $741,000 of cash used in financing activities partially offset by approximately $721,000 of cash provided by operating activities and approximately $5,000 of cash provided by investing activities. Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership's investment properties, payments on amounts due to affiliates and cash distributions to partners partially offset by an advance from affiliates. Cash provided by investing activities consisted of insurance proceeds received from the casualty at Twin Lakes Apartments and withdrawals from restricted escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership is currently evaluating the capital improvement needs of the two remaining properties for the upcoming year and expects to budget approximately $229,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2003, the mortgage indebtedness of the Partnership's investment properties of approximately $10,242,000 requires monthly payments due on the first day of each month until September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the year ended December 31, 2003 and 2002 (in thousands, except per unit data):

                      Year Ended     Per Depository     Year Ended     Per Depository
                     December 31,     Certificate      December 31,     Certificate
                         2003             Unit             2002             Unit

Operations             $  385          $  0.31           $   --          $    --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 depository unit certificates (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire up to 455,306 Units for a purchase price of $2.35 per Unit. Subsequent to December 31, 2003, AIMCO Properties, L.P. extended the expiration date of the offer to March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

            Report of Ernst & Young LLP, Independent Auditors

            Balance Sheet - December 31, 2003

            Statements of Operations - Years ended December 31, 2003 and 2002

            Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

            Statements of Cash Flows - Years ended December 31, 2003 and 2002

            Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors





The Partners
U. S. Realty Partners Limited Partnership


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                    $ 88
   Receivables and deposits                                                         48
   Other assets                                                                    312
   Investment properties (Notes C & F):
      Land                                                      $ 2,123
      Buildings and related personal property                     16,785
                                                                  18,908
      Less accumulated depreciation                               (9,038)        9,870
                                                                              $ 10,318

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                             $ 51
   Tenant security deposit liabilities                                              66
   Accrued property taxes                                                           68
   Other liabilities                                                               148
   Due to affiliates (Note E)                                                       83
   Mortgage notes payable (Note C)                                              10,242

Partners' Deficit
   General partners                                              $ (10)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)           (330)        (340)
                                                                              $ 10,318


                See Accompanying Notes to Financial Statements


                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                        Years Ended December 31,
                                                           2003          2002
Revenues:
  Rental income                                          $2,780        $2,852
  Other income                                              299           240
  Casualty gains (Note G)                                    29            37
       Total revenues                                     3,108         3,129

Expenses:
  Operating                                               1,199         1,091
  General and administrative                                110           142
  Depreciation                                              605           594
  Interest                                                  844           870
  Property taxes                                            283           284
       Total expenses                                     3,041         2,981

Net income (Note D)                                      $   67        $  148

Net income allocated to general partners                 $    1        $    1
Net income allocated to depositary unit
  certificate holders                                        66           147

                                                         $   67        $  148

Net income per depositary unit certificate               $  .05        $  .12

Distributions per depositary unit certificate            $ 0.31        $   --

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                                               Depositary
                                     Limited                      Unit
                                   Partnership    General     Certificate
                                      Units       Partners      Holders         Total

Original capital contributions     1,222,000      $   2         $30,550       $30,552

Partners' deficit
  at December 31, 2001             1,222,000      $  (4)        $  (166)      $  (170)

Net income for the year
  ended December 31, 2002                 --          1             147           148

Partners' deficit
 at December 31, 2002              1,222,000         (3)            (19)          (22)

Distributions to partners                            (8)           (377)         (385)

Net income for the year
  ended December 31, 2003                 --          1              66            67

Partners' deficit
  at December 31, 2003             1,222,000      $ (10)        $  (330)      $  (340)

                See Accompanying Notes to Financial Statements


                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                 2003          2002
Cash flows from operating activities:
   Net income                                                  $    67      $   148
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 605          594
      Amortization of loan costs                                    15           15
      Casualty gain                                                (29)         (37)
      Change in accounts:
        Due from Corporate General Partner                          --           23
        Receivables and deposits                                    19          (51)
        Other assets                                               (27)          11
        Accounts payable                                            35          (86)
        Tenant security deposit liabilities                         (1)         (13)
        Due to Corporate General Partner                            18           --
        Other liabilities                                           19           (7)
           Net cash provided by operating activities               721          597

Cash flows from investing activities:
   Insurance proceeds received                                      50           48
   Property improvements and replacements                         (136)        (420)
   Net withdrawals from restricted escrows                          91           16
           Net cash provided by (used in) investing
                activities                                           5         (356)

Cash flows from financing activities:
   Distributions to partners                                      (385)          --
   Advances from affiliates                                         62          167
   Principal payments on advances from affiliates                 (137)        (179)
   Payments on mortgage notes payable                             (281)        (260)
           Net cash used in financing activities                  (741)        (272)

Net decrease in cash and cash equivalents                          (15)         (31)

Cash and cash equivalents at beginning of period                   103          134

Cash and cash equivalents at end of period                     $    88      $   103

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   833      $   855


                See Accompanying Notes to Financial Statements


                  U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2005, unless terminated prior to such date. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two commercial properties on September 4, 1986. The Partnership continues to operate two apartment properties located in Arkansas and Florida. The commercial properties were sold on February 1, 1999 and July 2, 1999.

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

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the general partners. Income from operations per DUC for the years ended December 31, 2003 and 2002, was computed as 99% of the income from operations divided by 1,222,000 depositary units outstanding.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2003 and 2002.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate was approximately $11,620,000 at December 31, 2003.

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

Loan Costs: Loan costs of approximately $301,000 less accumulated amortization of approximately $49,000, are included in other assets and are being amortized on the straight-line method over the life of the loans. Amortization expense for 2003 was approximately $15,000 and is included in interest expense. Amortization expense will be approximately $15,000 for the years 2004 through 2008.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $68,000 at December 31, 2003, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $37,000 and $24,000 for the years ended December 31, 2003 and 2002, respectively.

Note B - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statements of cash flows to "Net cash from operations," as defined in the Partnership Agreement.

                                                             For the Years Ended
                                                                    December 31,
                                                            2003            2002
                                                               (in thousands)

Net cash provided by operating activities                  $   721      $   597
Payments on mortgage notes payable                            (281)        (260)
Principal payments on advances from
  Affiliates                                                  (137)        (179)
Advances from affiliates                                        62          167
Property improvements and replacements                        (136)        (420)
Change in restricted escrows, net                               91           16
Changes in reserves for net operating
  Liabilities                                                  (63)        (123)
Additional reserves                                           (257)          --

Net cash from operations                                   $    --      $  (202)

For the year ended December 31, 2003,  the Corporate  General  Partner  reserved
approximately   $257,000  to  fund  capital  improvements  and  repairs  at  the
Partnership's two investment properties.

Note C - Mortgage Notes Payable

The principle terms of the notes payable are as follows:

                          Principal      Monthly                             Principal
                          Balance At     Payment     Stated                   Balance
                         December 31,   Including   Interest    Maturity       Due At
                             2003        Interest     Rate        Date        Maturity
                        (in thousands)

  Governor's Park
    Apartments            $ 3,512          $ 32      7.93%    09/01/2020        $  --
  Twin Lakes
    Apartments              6,730            61      7.98%    09/01/2020            --
                          $10,242          $ 93                                 $  --

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the rental properties. The investment properties may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               2004        $   304
                               2005            330
                               2006            357
                               2007            386
                               2008            418
                            Thereafter       8,447
                                           $10,242

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss (in thousands except per unit data):

                                               Years Ended December 31,
                                                 2003            2002
  Net income as reported                       $    67          $   148
    Add (deduct):
    Depreciation differences                      (182)            (187)
    Difference in bad debt expense                  13                2
    Difference in rents recognized                  --              (11)
    Change in prepaid rentals                        5               (2)
    Other                                          (28)             (18)
  Federal taxable loss                          $ (125)          $  (68)
  Federal taxable loss per DUC                  $ (.10)          $ (.05)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported                $  (340)
            Land and buildings                           1,302
            Accumulated depreciation                    (6,484)
            Syndication                                  2,774
            Other                                          140
            Net liabilities - tax basis                $(2,608)

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $153,000 for both years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $115,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $24,000, for the year ended December 31, 2002. There were no such fees during the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current additions to both investment properties. As of December 31, 2003, the Partnership owed an affiliate of the Corporate General Partner approximately $21,000 of accrued accountable administrative expenses. Such amounts are included in Due to affiliates on the balance sheet.

During the years ended December 31, 2003 and 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $62,000 and $167,000 to pay property tax bills and other expenses. During 2003 and 2002, the Partnership repaid advances and accrued interest of approximately $142,000 and $179,000. In accordance with the Partnership Agreement, interest is charged at prime plus 2%. The Partnership recognized and accrued approximately $2,000 and $6,000 of interest expense related to these advances during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Partnership owed an affiliate of the Corporate General Partner approximately $62,000 on such advances.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 depository unit certificates (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire up to 455,306 Units for a purchase price of $2.35 per Unit. Subsequent to December 31, 2003, AIMCO Properties, L.P. extended the expiration date of the offer to March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note F - Real Estate and Accumulated Depreciation

Investment Properties

                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)
                                                                 Buildings        Cost
                                                                and Related    Capitalized
                                                                 Personal     Subsequent to
Description                       Encumbrances       Land        Property      Acquisition
                                 (in thousands)                              (in thousands)
Governor's Park Apartments
 Little Rock, Arkansas             $ 3,512         $  423       $ 5,701         $   552
Twin Lakes Apartments
 Palm Harbor, Florida                6,730          1,928         9,283           1,021
     Totals                        $10,242         $2,351       $14,984         $ 1,573


                Gross Amount At Which Carried
                     At December 31, 2003
                       (in thousands)

                        Buildings
                          and
                         Related
                         Personal          Accumulated    Date of      Date   Depreciable
Description      Land    Property   Total  Depreciation Construction Acquired Life-Years
Governor's Park $  423    $ 6,253   $6,676    $ 3,580        1985     08/29/86    5-35

Twin Lakes       1,700     10,532   12,232      5,458        1986     08/28/86    5-35

Totals          $2,123    $16,785  $18,908    $ 9,038

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                    2003          2002
                                                      (in thousands)
        Real Estate
        Balance at beginning of year             $ 18,809     $ 18,408
          Property improvements                       136          420
          Write offs                                  (37)         (19)
        Balance at end of year                   $ 18,908     $ 18,809

        Accumulated Depreciation
        Balance at beginning of year             $  8,449     $  7,863
          Additions charged to expense                605          594
          Write offs                                  (16)          (8)
        Balance at end of year                   $  9,038     $  8,449

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $20,210,000 and $20,122,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $15,522,000 and $14,735,000, respectively.

Note G - Casualty Events

During the year ended December 31, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

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

Note H - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers. The Corporate General Partner of the Partnership is U.S. Realty I Corporation. The names and ages of, as well as the position and offices held by the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors and officers.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                      Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since
October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Depositary Unit Certificate of the Partnership as of December 31, 2003.

               Entity                     Number of DUCs           Percentage
AIMCO Properties, L.P.                        766,694                62.74%
  (an affiliate of AIMCO)

AIMCO Properties, L.P. is ultimately owned by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $153,000 for both years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $115,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $24,000, for the year ended December 31, 2002. There were no such fees during the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current additions to both investment properties. As of December 31, 2003, the Partnership owed an affiliate of the Corporate General Partner approximately $21,000 of accrued accountable administrative expenses. Such amounts are included in Due to affiliates on the balance sheet.

During the years ended December 31, 2003 and 2002, an affiliate of the Corporate General Partner advanced the Partnership approximately $62,000 and $167,000 to pay property tax bills and other expenses. During 2003 and 2002, the Partnership repaid advances and accrued interest of approximately $142,000 and $179,000. In accordance with the Partnership Agreement, interest is charged at prime plus 2%. The Partnership recognized and accrued approximately $2,000 and $6,000 of interest expense related to these advances during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Partnership owed an affiliate of the Corporate General Partner approximately $62,000 on such advances.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $42,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 depository unit certificates (the "Units") in the Partnership representing 62.74% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 3, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire up to 455,306 Units for a purchase price of $2.35 per Unit. Subsequent to December 31, 2003, AIMCO Properties, L.P. extended the expiration date of the offer to March 31, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits, and Reports on Form 8-K

            (a)   Exhibits:

                  See Exhibit Index.

            (b) Reports on Form 8-K:

                  None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 and $36,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $7,000 and $8,000, respectively.

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


                                       U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                       By:   U.S. Realty I Corporation
                                             Corporate General Partner

                                       By:  /s/Martha L. Long
                                            Martha L. Long
                                            Senior Vice President

                                       By:   /s/Thomas M. Herzog
                                             Thomas M. Herzog
                                            Senior Vice President
                                             and Chief Accounting Officer

                                       Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez

/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President

/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

(n) Incumbency Certificate by U.S. Realty I Corporation and U.S. Realty Partners Limited Partnership. *

* Filed as Exhibits 10iii (l) through (m) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

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

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of U.S.  Realty I
                                    Corporation,   equivalent   of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004
                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of U.S. Realty I
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.