Form 10QSB
period 2004-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2004-05-14
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________to _________


                         Commission file number 0-15656


                   U.S.  REALTY  PARTNERS  LIMITED  PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)



         Delaware                                                57-0814502
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
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                $   126
   Receivables and deposits                                                      28
   Other assets                                                                 381
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,815
                                                              18,938
      Less accumulated depreciation                           (9,191)         9,747
                                                                            $10,282

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    28
   Tenant security deposit liabilities                                           64
   Accrued property taxes                                                       141
   Other liabilities                                                            156
   Due to affiliates                                                             41
   Mortgage notes payable                                                    10,168

Partners' Deficit
   General partners                                          $  (10)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)      (306)           (316)
                                                                            $10,282


                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                 Three Months Ended
                                                                       March 31,
                                                                 2004         2003
Revenues:
   Rental income                                             $   696      $   699
   Other income                                                   70           61
   Casualty gain                                                  --           29
       Total revenues                                            766          789

Expenses:
   Operating                                                     278          280
   General and administrative                                     30           26
   Depreciation                                                  153          151
   Interest                                                      208          214
   Property taxes                                                 73           74
       Total expenses                                            742          745

Net income                                                   $    24      $    44

Net income allocated to general partners (1%)                $    --      $    --
Net income allocated to depositary unit certificate
     holders (99%)                                                24           44
                                                             $    24      $    44

Net income per depositary unit certificate                   $  0.02      $  0.04


                See Accompanying Notes to Financial Statements

          U.S. REALTY PARTNERS LIMITED PARTNERSHIP STATEMENT OF CHANGES
                              IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2003                  1,222,000      $   (10)     $  (330)    $  (340)

Net income for the three months
   ended March 31, 2004                      --           --           24          24

Partners' deficit at
   March 31, 2004                     1,222,000      $   (10)      $ (306)    $  (316)

                See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2004        2003
Cash flows from operating activities:
   Net income                                                     $ 24         $ 44
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  153          151
      Amortization of loan costs                                      4            4
      Casualty gain                                                  --          (29)
      Change in accounts:
        Receivables and deposits                                     20           16
        Other assets                                                (73)          10
        Accounts payable                                            (23)         (12)
        Tenant security deposit liabilities                          (2)          --
        Accrued property taxes                                       73           74
        Due to affiliates                                           (21)          (3)
        Other liabilities                                             8          (15)
           Net cash provided by operating activities                163          240

Cash flows from investing activities:
   Insurance proceeds received                                       --          50
   Property improvements and replacements                           (30)        (28)
   Net withdrawals from restricted escrows                           --          91
           Net cash (used in) provided by investing
             activities                                             (30)        113

Cash flows from financing activities:
   Principal payments on advances from affiliates                   (21)       (137)
   Payments on mortgage notes payable                               (74)        (68)
           Net cash used in financing activities                    (95)       (205)

Net increase in cash and cash equivalents                            38         148

Cash and cash equivalents at beginning of period                     88         103

Cash and cash equivalents at end of period                        $ 126       $ 251

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $ 205       $ 280

                See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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


                                                        For the Three Months Ended
                                                                   March 31,
                                                             2004            2003
                                                              (in thousands)

   Net cash provided by operating activities            $   163            $   240
   Payments on mortgage notes payable                       (74)               (68)
   Property improvements and replacements                   (30)               (28)
   Change in restricted escrows, net                         --                 91
   Principal payments on advances from affiliates           (21)              (137)
   Changes in reserves for net operating
      liabilities                                            18                (70)
   Additional reserves                                      (56)               (28)

      Net cash provided by operations                   $    --            $    --

For the three months ended March 31, 2004 and 2003, the Corporate General Partner reserved approximately $56,000 and $28,000, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $38,000 for both the three months ended March 31, 2004 and 2003, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $20,000 and $14,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

During the three months ended March 31, 2004 and 2003, the Partnership made payments of approximately $22,000 and $142,000, respectively, on outstanding advances, including accrued interest of approximately $1,000 and $5,000, respectively. There were no advances made to the Partnership during the three months ended March 31, 2004 and 2003. At March 31, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $41,000. Interest is charged at prime plus 2%, or 6.00% at March 31, 2004. Interest expense was approximately $1,000 and $2,000 for the three months ended March 31, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $28,000. The Partnership was charged approximately $42,000 for 2003.

Note D - Casualty Event

During the three months ended March 31, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage that occurred at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Twin Lakes Apartments
          Palm Harbor, Florida                         95%            94%

       Governor's Park Apartments
          Little Rock, Arkansas                        92%            97%

The Corporate General Partner attributes the decrease in occupancy at Governor's Park Apartments to increased efforts to attain a more stable customer base by increasing application requirements.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income was approximately $24,000 for the three months ended March 31, 2004 compared to net income of approximately $44,000 for the three months ended March 31, 2003. The decrease in net income is due to a decrease in total revenues. Expenses remained constant for both periods.

Total revenues decreased due to a casualty gain recognized in 2003 partially offset by an increase in other income. Other income increased due to increases in utility reimbursements and lease cancellation fees at Governor's Park Apartments partially offset by a decrease in late charges at both investment properties. Although rental revenue remained constant for both periods, rental revenue decreased at Governor's Park Apartments due to decreases in occupancy and average rental rates. This decrease was offset by an increase in rental revenue at Twin Lakes Apartments which was caused by increases in average rental rates and occupancy and a decrease in bad debt expense.

During the three months ended March 31, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage that occurred at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated fixed assets being written off.

Included in general and administrative expense for 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $126,000 compared to approximately $251,000 at March 31, 2003. For the three months ended March 31, 2004, cash and cash equivalents increased by approximately $38,000 due to approximately $163,000 of cash provided by operating activities partially offset by approximately $30,000 of cash used in investing activities and approximately $95,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the investment properties and principal payments on advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $13,000 of capital improvements at Governor's Park Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $72,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $17,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $127,000 of capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The total mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,168,000 matures on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

No distributions were made by the Partnership during the three months ended March 31, 2004 and 2003, respectively. The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 766,694 depository unit certificates (the "Units") in the Partnership representing 62.74% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 62.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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

                                 Date:    May 13, 2004

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

Date:  May 13, 2004

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


Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.