Form 10QSB
period 2004-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2004-08-13
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                $   109
   Receivables and deposits                                                      77
   Other assets                                                                 357
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,898
                                                              19,021
      Less accumulated depreciation                           (9,345)         9,676

                                                                            $10,219

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    14
   Tenant security deposit liabilities                                           57
   Accrued property taxes                                                       215
   Other liabilities                                                            163
   Due to affiliates                                                              8
   Mortgage notes payable                                                    10,093

Partners' Deficit
   General partners                                          $  (10)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)      (321)           (331)
                                                                            $10,219

                See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)






                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               2004         2003         2004        2003
Revenues:
   Rental income                           $   679      $   704       $ 1,375     $ 1,403
   Other income                                 75           76           145         137
   Casualty gain (Note D)                       --           --            --          29
       Total revenues                          754          780         1,520       1,569

Expenses:
   Operating                                   299          287           577         567
   General and administrative                   36            4            66          30
   Depreciation                                154          154           307         305
   Interest                                    206          211           414         425
   Property taxes                               74           73           147         147
       Total expenses                          769          729         1,511       1,474

Net (loss) income                          $   (15)     $    51       $     9     $    95

Net (loss) income allocated to general
   partners (1%)                           $    --      $     1       $    --     $     1
Net (loss) income allocated to
   depositary unit certificate
     holders (99%)                             (15)          50             9          94
                                           $   (15)     $    51       $     9     $    95
Net (loss) income per depositary unit
   certificate                             $ (0.01)     $  0.04       $   .01     $  0.08
Distribution per depository unit
   certificate                             $    --      $  0.16       $    --     $  0.16

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP STATEMENT OF CHANGES
                  IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2     $30,550      $30,552

Partners' deficit at
   December 31, 2003                  1,222,000      $   (10)   $   (330)     $  (340)

Net income for the six months
   ended June 30, 2004                      --            --           9            9

Partners' deficit at
   June 30, 2004                      1,222,000      $   (10)    $  (321)     $  (331)


                See Accompanying Notes to Financial Statements

                     U.S.REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2004       2003
Cash flows from operating activities:
   Net income                                                  $     9      $    95
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of loan costs                                     5            8
      Depreciation                                                 307          305
      Casualty gain                                                 --          (29)
      Change in accounts:
        Receivables and deposits                                   (29)          24
        Other assets                                               (50)         (61)
        Accounts payable                                           (37)          (3)
        Tenant security deposit liabilities                         (9)          (1)
        Accrued property taxes                                     147          148
        Due to affiliates                                          (21)          (3)
        Other liabilities                                           15           18
           Net cash provided by operating activities               337          501

Cash flows from investing activities:
   Insurance proceeds received                                      --           50
   Property improvements and replacements                         (113)         (62)
   Net withdrawals from restricted escrows                          --           91
           Net cash (used in) provided by investing
                activities                                        (113)          79

Cash flows from financing activities:
   Principal payments on advances from affiliates                  (54)        (137)
   Payments on mortgage notes payable                             (149)        (138)
   Distributions to partners                                        --         (205)
           Net cash used in financing activities                  (203)        (480)

Net increase in cash and cash equivalents                           21          100

Cash and cash equivalents at beginning of period                    88          103

Cash and cash equivalents at end of period                     $   109      $   203

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   407      $   421

                See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2004


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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


                                                         For the Six Months Ended
                                                                 June 30,
                                                            2004             2003
                                                              (in thousands)

   Net cash provided by operating activities            $   337            $   501
   Payments on mortgage notes payable                      (149)              (138)
   Property improvements and replacements                  (113)               (62)
   Change in restricted escrows, net                         --                 91
   Principal payments on advances from affiliates           (54)              (137)
   Changes in reserves for net operating
      liabilities                                           (16)              (122)
   Additional reserves                                       (5)              (133)

      Net cash used in operations                       $    --            $    --

For the six months ended June 30, 2004 and 2003, the Corporate General Partner reserved approximately $5,000 and $133,000, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

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

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $76,000 for both the six months ended June 30, 2004 and 2003, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $39,000 and $29,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

During the six months ended June 30, 2004 and 2003, the Partnership made payments of approximately $54,000 and $137,000, respectively, on outstanding advances, including accrued interest of approximately $1,000 and $5,000, respectively. There were no advances made to the Partnership during the six months ended June 30, 2004 and 2003. At June 30, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $8,000. Interest is charged at prime plus 2%, or 6.00% at June 30, 2004. Interest expense was approximately $1,000 and $2,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2004 and 2003, the partnership was charged by AIMCO and its affiliates approximately $28,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

During the six months ended June 30, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage that occurred at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated damaged assets being written off.

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                            Average
                                                           Occupancy
       Property                                        2004          2003

       Twin Lakes Apartments
          Palm Harbor, Florida                         94%            95%

       Governor's Park Apartments
          Little Rock, Arkansas                        89%            97%

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2004 was approximately $9,000 as compared to approximately $95,000 for the six months ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was approximately $15,000 as compared to net income of approximately $51,000 for the three months ended June 30, 2003. The decrease in net income for both the three and six month periods is due to a decrease in total revenues and an increase in total expenses.

Total revenues for the three months ended June 30, 2004 decreased due to a decrease in rental income. Total revenues decreased for the six months ended June 30, 2004, primarily due to a decrease in rental income partially offset by the recognition in 2003 of a casualty gain at Twin Lakes Apartments, as discussed below. Rental income decreased for both periods due to a decrease in occupancy at both properties and a decrease in the average rental rate at Governor's Park Apartments, partially offset by an increase in the average rental rate at Twin Lakes Apartments and a reduction in bad debt expense at both properties. Other income increased slightly for the six months ended June 30, 2004 due to an increase in utility reimbursements at both properties partially offset by a decrease in late charges at both properties. Other income remained relatively constant for the three months ended June 30, 2004.

During the six months ended June 30, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage that occurred at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated damaged assets being written off.

Total expenses increased for the three and six months ended June 30, 2004 due to increases in operating and general and administrative expenses partially offset by a decrease in interest expense. Depreciation and property tax expense remained comparable for both periods. Operating expenses increased due to an increase in contract maintenance work at Twin Lakes Apartments partially offset by a decrease in carpet cleaning at both properties. Interest expense decreased as a result of scheduled principal payments on the mortgages encumbering both properties and due to repayments on advances from affiliates which lowered the outstanding balance during 2004.

General and administrative expenses increased for both the three and six months ended June 30, 2004 due to the increased cost of services included in the management reimbursements charged by an affiliate of the Corporate General Partner allowed under the Partnership Agreement and to a decrease in the accrual of estimated legal fees during the three and six months ended June 30, 2003. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $109,000 compared to approximately $203,000 at June 30, 2003. For the six months ended June 30, 2004, cash and cash equivalents increased by approximately $21,000 due to approximately $337,000 of cash provided by operating activities partially offset by approximately $113,000 of cash used in investing activities and approximately $203,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the investment properties and principal payments on advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Governor's Park Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $26,000 of capital improvements at Governor's Park Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $59,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $87,000 of capital improvements at Twin Lakes Apartments, consisting primarily of appliance and floor covering replacements, structural improvements and landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $57,000 of capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The total mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,093,000 matures on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                      Six Months                        Six Months
                        Ended        Per Depository       Ended        Per Depository
                       June 30,       Certificate        June 30,       Certificate
                         2004             Unit             2003             Unit

Operations             $   --          $    --           $  205          $   .16

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,227 depository unit certificates (the "Units") in the Partnership representing 67.78% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 By:      U.S. Realty I Corporation
                                          Corporate General Partner

                                 By:      /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                 By:      /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                 Date:    August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of U.S. Realty I
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of U.S. Realty
                                    I Corporation, equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.