Form 10QSB
period 2004-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2004-11-15
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                $   191
   Receivables and deposits                                                      71
   Other assets                                                                 337
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 16,988
                                                              19,111
      Less accumulated depreciation                           (9,500)         9,611
                                                                            $10,210

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    56
   Tenant security deposit liabilities                                           62
   Accrued property taxes                                                       290
   Other liabilities                                                            159
   Mortgage notes payable                                                    10,016

Partners' Deficit
   General partners                                          $  (11)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)      (362)           (373)
                                                                            $10,210

                See Accompanying Notes to Financial Statements


                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2004         2003         2004        2003
Revenues:
   Rental income                           $   705      $   703       $ 2,080     $ 2,106
   Other income                                 74           89           219         226
   Casualty gain (Note D)                       --           --            --          29
       Total revenues                          779          792         2,299       2,361

Expenses:
   Operating                                   329          305           906         872
   General and administrative                   26           31            92          61
   Depreciation                                155          149           462         454
   Interest                                    202          210           616         635
   Property taxes                               74           75           221         222
       Total expenses                          786          770         2,297       2,244

Net (loss) income                          $    (7)     $    22       $     2     $   117

Net (loss) income allocated to general
   partners (1%)                           $    --      $    --       $    --     $     1
Net (loss) income allocated to
   depositary unit certificate holders
     (99%)                                      (7)          22             2         116
                                           $    (7)     $    22       $     2     $   117
Net (loss) income per depositary unit
   certificate                             $ (0.01)     $  0.01       $    --     $  0.09
Distributions per depositary unit
   certificate                             $  0.03      $  0.15       $  0.03     $  0.31

                See Accompanying Notes to Financial Statements




                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2003                  1,222,000      $   (10)     $  (330)    $ (340)

Distributions to partners                    --           (1)         (34)       (35)

Net income for the nine months
   ended September 30, 2004                  --           --            2          2

Partners' deficit at
   September 30, 2004                 1,222,000      $   (11)      $ (362)    $ (373)

                See Accompanying Notes to Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2004      2003
Cash flows from operating activities:
   Net income                                                  $     2      $   117
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 462          454
      Amortization of loan costs                                     7           11
      Casualty gain                                                 --          (29)
      Change in accounts:
        Receivables and deposits                                   (23)          23
        Other assets                                               (32)         (63)
        Accounts payable                                             5           17
        Tenant security deposit liabilities                         (4)          --
        Accrued property taxes                                     222          223
        Due to affiliates                                          (21)          (3)
        Other liabilities                                           11           16
           Net cash provided by operating activities               629          766

Cash flows from investing activities:
   Insurance proceeds received                                      --           50
   Property improvements and replacements                         (203)        (105)
   Net withdrawals from restricted escrows                          --           91
           Net cash (used in) provided by investing
                activities                                        (203)          36

Cash flows from financing activities:
   Distributions to partners                                       (35)        (385)
   Principal payments on advances from affiliates                  (62)        (137)
   Payments on mortgage notes payable                             (226)        (209)
           Net cash used in financing activities                  (323)        (731)

Net increase in cash and cash equivalents                          103           71

Cash and cash equivalents at beginning of period                    88          103

Cash and cash equivalents at end of period                     $   191      $   174

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   606      $   628

                See Accompanying Notes to Financial Statements


                   U.S. REALTY PARTNERS LIMITED  PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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


                                                        For the Nine Months Ended
                                                               September 30,
                                                            2004             2003
                                                              (in thousands)

   Net cash provided by operating activities            $   629            $   766
   Payments on mortgage notes payable                      (226)              (209)
   Property improvements and replacements                  (203)              (105)
   Change in restricted escrows, net                         --                 91
   Principal payments on advances from affiliates           (62)              (137)
   Changes in reserves for net operating
      liabilities                                          (158)              (213)
   Additional reserves                                       --               (193)

      Net cash used in operations                       $   (20)           $    --

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $114,000 and $115,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $59,000 and $47,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

During the nine months ended September 30, 2004 and 2003, the Partnership made payments of approximately $62,000 and $137,000, respectively, on outstanding advances, including accrued interest of approximately $1,000 and $5,000, respectively. There were no advances made to the Partnership during the nine months ended September 30, 2004 and 2003. Interest was charged at prime plus 2%, or 6.75% at September 30, 2004. Interest expense was approximately $1,000 and $2,000 for the nine months ended September 30, 2004 and 2003, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note E - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                            Average
                                                           Occupancy
       Property                                        2004          2003

       Twin Lakes Apartments
          Palm Harbor, Florida                         94%            95%

       Governor's Park Apartments
          Little Rock, Arkansas                        90%            96%

The Corporate General Partner attributes the decrease in occupancy at Governor's Park Apartments to increased efforts to attain a more stable customer base by increasing application requirements.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended September 30, 2004 was approximately $7,000 compared to net income of approximately $22,000 for the three months ended September 30, 2003. The Partnership's net income for the nine months ended September 30, 2004 was approximately $2,000 compared to approximately $117,000 for the nine months ended September 30, 2003. The decrease in net income for both the three and nine month periods is due to a decrease in total revenues and an increase in total expenses. Total revenues for the three months ended September 30, 2004 decreased due to a decrease in other income. Total revenues for the nine months ended September 30, 2004 decreased due to a decrease in rental income and the recognition in 2003 of a casualty gain at Twin Lakes Apartments, as discussed below. Other income decreased for the three months ended September 30, 2004 due to decreases in late charges and other fees at both of the investment properties. Rental income decreased for the nine months ended September 30, 2004 due to a decrease in occupancy at Governor's Park Apartments partially offset by an increase in the average rental rate at Twin Lakes Apartments and a decrease in bad debt expense at both of the investment properties.

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

Total expenses increased for the three months ended September 30, 2004 due to an increase in operating expense. Total expenses increased for the nine months ended September 30, 2004 due to increases in operating and general and administrative expenses partially offset by a decrease in interest expense. Operating expense for both periods increased due to increases in property and administrative expense. Property expense increased due to an increase in payroll and related benefits at both of the investment properties. Administrative expense increased due to increased training and travel costs at Governors Park Apartments. Interest expense decreased as a result of scheduled principal payments on the mortgages encumbering both properties and due to repayments on advances from affiliates which lowered the outstanding balance during 2004.

General and administrative expenses increased for the nine months ended September 30, 2004 due to the increased cost of services included in the management reimbursements charged by an affiliate of the Corporate General Partner as allowed under the Partnership Agreement and to a decrease in the accrual of estimated legal fees during the three and nine months ended September 30, 2003. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $191,000 compared to approximately $174,000 at September 30, 2003. For the nine months ended September 30, 2004, cash and cash equivalents increased by approximately $103,000 due to approximately $629,000 of cash provided by operating activities partially offset by approximately $203,000 of cash used in investing activities and approximately $323,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions to the partners, payments on the mortgages encumbering the investment properties and principal payments on advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Governor's Park Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $46,000 of capital improvements at Governor's Park Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $39,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $157,000 of capital improvements at Twin Lakes Apartments, consisting primarily of floor covering replacements, structural improvements and landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $102,000 of capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The total mortgage indebtedness encumbering the Partnership's investment properties of approximately $10,016,000 matures on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. The Partnership is contemplating the sale of one of its investment properties to an affiliate of the Corporate General Partner. Such a sale is subject to approval by the Partnership's limited partners who are not limited partners associated with the Partnership's Corporate General Partners interest.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                 Nine Months Ended   Per Depository   Nine Months Ended  Per Depository
                   September 30,      Certificate       September 30,      Certificate
                        2004              Unit              2003              Unit

Operations           $   35            $  0.03           $  385             $   .31

The Partnership's cash available for distribution is reviewed on a monthly basis. Future distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,227 depository unit certificates (the "Units") in the Partnership representing 67.78% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index Attached.

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


                                 Date:    November 12, 2004

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

(n) Incumbency Certificate by U.S. Realty I Corporation and U.S. Realty Partners Limited Partnership. *

* Filed as Exhibits 10iii (l) through (n) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

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

Date:  November 12, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of U.S. Realty I
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

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


Date: November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of U.S. Realty
                                    I Corporation, equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.