Form 10KSB
period 2004-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2005-03-31
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $3,126,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Corporate General Partner is currently working to extend the expiration date and expects to have this completed during 2005.

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

The Partnership has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2004 and 2003.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's residential properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Corporate General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                            Gross
                          Carrying    Accumulated    Depreciable    Method of       Federal
  Property                  Value     Depreciation      Life       Depreciation    Tax Basis
                               (in thousands)                                    (in thousands)

  Governor's Park
     Apartments            $ 6,751        $ 3,797     5-35 yrs          S/L         $   980
  Twin Lakes Apartments     12,440          5,856     5-35 yrs          S/L           3,189
                           $19,191        $ 9,653                                   $ 4,169

See "Item 7. Financial Statements, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                            Principal                                           Principal
                           Balance At      Stated                                Balance
                          December 31,    Interest    Period      Maturity       Due At
                              2004        Rate (1)   Amortized      Date      Maturity (2)
                         (in thousands)
  Governor's Park
   Apartments               $ 3,407        7.93%    240 months   09/01/2020       $ --

  Twin Lakes
   Apartments                 6,531        7.98%    240 months   09/01/2020          --
                            $ 9,938                                               $ --

(1) Fixed rate mortgage.
   (2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to repay the loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2004 and 2003 for each property is as follows:

                                         Average Annual            Average Annual
                                          Rental Rates                Occupancy
                                           (per unit)
Property                              2004            2003         2004       2003

Governor's Park Apartments          $7,017          $6,952         91%        96%
Twin Lakes Apartments                7,888           7,598         94%        95%

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

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2004 for each property were as follows:

                                                     2004             2004
                                                   Billing            Rate
                                                (in thousands)
 Governor's Park Apartments                         $ 74              6.90%
 Twin Lakes Apartments                               229              2.12%

Capital Improvements:

Governor's Park Apartments

The Partnership completed approximately $76,000 in capital expenditures at Governor's Park Apartments during the year ended December 31, 2004, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

The Partnership completed approximately $207,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2004, consisting primarily of swimming area improvements, major landscaping, air conditioning replacements, parking lot upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

On January 24, 2005, the Corporate General Partner furnished a proxy statement to the limited partners seeking approval to amend the partnership agreement to allow for the sale of one of the investment properties to an affiliate of the Corporate General Partner. The proxy expires on March 31, 2005. As described in the proxy statement, the Corporate General Partner will not consummate the sale if the limited partners holding a majority of the Units held by unaffiliated parties object in writing.

                                     PART II


Item 5.     Market for Partnership Equity and Related Partnership Matters

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders. As of December 31, 2004, the number of DUCs holders of record was 586 and there were 1,222,000 units outstanding. Transfer of DUCs is subject to certain suitability and other requirements. Affiliates of the Corporate General Partner own 828,227 units or 67.78% at December 31, 2004. Due to the security being delisted during 1990, no public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):


                      Year Ended     Per Depository     Year Ended     Per Depository
                     December 31,         Unit         December 31,         Unit
                         2004         Certificate          2003         Certificate

Operations             $   35          $  0.03           $  385          $  0.31

Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2 - Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,227 depository unit certificates (the "Units") in the Partnership representing 67.78% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership had a net loss for the year ended December 31, 2004 of approximately $152,000 and net income of approximately $67,000 for the year ended December 31, 2003. The decrease in net income for the year ended December 31, 2004 is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased due to an increase in rental income partially offset by a decrease in casualty gains. Rental income increased due to an increase in the average rental rates at both investment properties and a decrease in bad debt expense at Governor's Park Apartments partially offset by a decrease in occupancy at both investment properties.

During the year ended December 31, 2003, a net casualty gain of approximately $29,000 was recorded at Twin Lakes Apartments. The casualty gain was related to water damage that occurred at the apartment complex in March 2002. The gain was the result of the receipt of insurance proceeds of approximately $50,000 offset by approximately $21,000 of undepreciated damaged assets being written off.

The increase in total expenses is due to increases in operating and property tax expense partially offset by a decrease in interest expense. Operating expense increased due to increases in property, administrative and insurance damage expense. Property expense increased due to an increase in payroll and related benefits at both of the investment properties. Administrative expense increased due to an increase in legal expenses at both investment properties. Property tax expense increased due to an increase in the assessed value at both of the investment properties. Interest expense decreased due to scheduled principal payments on mortgages encumbering the Partnership's investment properties.

In September 2004, Twin Lakes Apartments experienced damage from Hurricane Jeanne. The Partnership has accrued an estimate for total clean up and minor damage costs of approximately $18,000, which were not covered by insurance proceeds. These costs are included in operating expenses on the accompanying statements of operations.

Included in general and administrative expense for 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $108,000 compared to approximately $88,000 at December 31, 2003. For the year ended December 31, 2004, cash and cash equivalents increased approximately $20,000. The increase in cash and cash equivalents is due to approximately $505,000 of cash provided by operating activities partially offset by approximately $283,000 of cash used in investing activities and approximately $202,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions to partners, payments on advances received from an affiliate of the Corporate General Partner and payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as the anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2004, the mortgage indebtedness of the Partnership's investment properties of approximately $9,938,000 requires monthly payments due on the first day of each month until September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Corporate General Partner is currently working to extend the expiration date and expects to have this completed during 2005.

On January 24, 2005, the Corporate General Partner furnished a proxy statement to the limited partners seeking approval to amend the partnership agreement to allow for the sale of one of the investment properties to an affiliate of the Corporate General Partner. The proxy expires on March 31, 2005. As described in the proxy statement, the Corporate General Partner will not consummate the sale if the limited partners holding a majority of the Units held by unaffiliated parties object in writing.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended     Per Depository     Year Ended     Per Depository
                     December 31,     Certificate      December 31,     Certificate
                         2004             Unit             2003             Unit

Operations             $   35          $  0.03           $  385          $ 0.31

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,227 depository unit certificates (the "Units") in the Partnership representing 67.78% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

            Report of Independent Registered Public Accounting Firm

            Balance Sheet - December 31, 2004

            Statements of Operations - Years ended December 31, 2004 and 2003

            Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

            Statements of Cash Flows - Years ended December 31, 2004 and 2003

            Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm






The Partners
U. S. Realty Partners Limited Partnership


We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                   $ 108
   Receivables and deposits                                                         92
   Other assets                                                                    308
   Investment properties (Notes C and F):
      Land                                                      $ 2,123
      Buildings and related personal property                     17,068
                                                                  19,191
      Less accumulated depreciation                               (9,653)        9,538
                                                                              $ 10,046

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                             $ 60
   Tenant security deposit liabilities                                              60
   Accrued property taxes                                                           75
   Other liabilities                                                               220
   Due to affiliates (Note E)                                                      220
   Mortgage notes payable (Note C)                                               9,938

Partners' Deficit
   General partners                                              $ (13)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)           (514)        (527)
                                                                              $ 10,046

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                        Years Ended December 31,
                                                           2004          2003
Revenues:
  Rental income                                          $2,825        $2,780
  Other income                                              301           299
  Casualty gains (Note G)                                    --            29
       Total revenues                                     3,126         3,108

Expenses:
  Operating                                               1,407         1,199
  General and administrative                                121           110
  Depreciation                                              615           605
  Interest                                                  819           844
  Property taxes                                            316           283
       Total expenses                                     3,278         3,041

Net (loss) income (Note D)                               $ (152)       $   67

Net (loss) income allocated to general partners          $   (2)       $    1
Net (loss) income allocated to depositary unit
  certificate holders                                      (150)           66

                                                         $ (152)       $   67

Net (loss) income per depositary unit certificate        $(0.12)       $ 0.05

Distributions per depositary unit certificate            $ 0.03        $ 0.31

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                                              Depositary
                                     Limited                      Unit
                                   Partnership    General     Certificate
                                      Units       Partners      Holders         Total

Original capital contributions     1,222,000      $   2         $30,550       $30,552

Partners' deficit
  at December 31, 2002             1,222,000      $  (3)        $   (19)      $   (22)

Distribution to partners                             (8)           (377)         (385)

Net income for the year
  ended December 31, 2003                 --          1              66            67

Partners' deficit
 at December 31, 2003              1,222,000        (10)           (330)         (340)

Distributions to partners                            (1)            (34)          (35)

Net loss for the year
  ended December 31, 2004                 --         (2)           (150)         (152)

Partners' deficit
  at December 31, 2004             1,222,000      $ (13)        $  (514)      $  (527)

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                      2004    2003
Cash flows from operating activities:
   Net (loss) income                                           $  (152)     $    67
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
      Depreciation                                                 615          605
      Amortization of loan costs                                    15           15
      Casualty gain                                                 --          (29)
      Change in accounts:
        Receivables and deposits                                   (44)          19
        Other assets                                               (11)         (27)
        Accounts payable                                             9           35
        Tenant security deposit liabilities                         (6)          (1)
        Due to affiliates                                           --           18
        Other liabilities                                           72           19
        Accrued taxes                                                7           --
           Net cash provided by operating activities               505          721

Cash flows from investing activities:
   Insurance proceeds received                                      --           50
   Property improvements and replacements                         (283)        (136)
   Net withdrawals from restricted escrows                          --           91
           Net cash (used in) provided by investing
                activities                                        (283)           5

Cash flows from financing activities:
   Distributions to partners                                       (35)        (385)
   Advances from affiliates                                        199           62
   Principal payments on advances from affiliates                  (62)        (137)
   Payments on mortgage notes payable                             (304)        (281)
           Net cash used in financing activities                  (202)        (741)

Net increase (decrease) in cash and cash equivalents                20          (15)

Cash and cash equivalents at beginning of period                    88          103

Cash and cash equivalents at end of period                     $   108      $    88

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   806      $   833

                See Accompanying Notes to Financial Statements

                  U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization: U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two commercial properties on September 4, 1986. The Partnership continues to operate two apartment properties located in Arkansas and Florida. The commercial properties were sold on February 1, 1999 and July 2, 1999. Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Corporate General Partner is currently working to extend the expiration date and expects to have this completed during 2005.

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

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the general partners. (Loss) income from operations per DUC for the years ended December 31, 2004 and 2003, was computed as 99% of the (loss) income from operations divided by 1,222,000 depositary units outstanding.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $11,097,000.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987, and, for additions after 1986, the modified accelerated cost recovery method is used for depreciation of 1) real property additions over 27-1/2 years, and 2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $303,000, less accumulated amortization of approximately $64,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2004 and 2003 was approximately $15,000 and $15,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $15,000 for the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $94,000 at December 31, 2004, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $53,000 and $37,000 for the years ended December 31, 2004 and 2003, respectively.

Note B - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statements of cash flows to "Net cash from operations," as defined in the Partnership Agreement.

                                                             For the Years Ended
                                                                    December 31,
                                                            2004            2003
                                                               (in thousands)

Net cash provided by operating activities                  $   505         $   721
Payments on mortgage notes payable                            (304)           (281)
Principal payments on advances from
  affiliates                                                   (62)           (137)
Advances from affiliates                                       199              62
Property improvements and replacements                        (283)           (136)
Change in restricted escrows, net                               --              91
Changes in reserves for net operating
  liabilities                                                  (27)            (63)
Additional reserves                                            (28)           (257)

Net cash from operations                                   $    --         $    --

For the years ended December 31, 2004 and 2003, the Corporate General Partner reserved approximately $28,000 and $257,000, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Mortgage Notes Payable

The principle terms of the notes payable are as follows:

                          Principal      Monthly                             Principal
                          Balance At     Payment     Stated                   Balance
                         December 31,   Including   Interest    Maturity       Due At
                             2004        Interest     Rate        Date        Maturity
                        (in thousands)

  Governor's Park
    Apartments            $ 3,407          $ 32      7.93%    09/01/2020        $  --
  Twin Lakes
    Apartments              6,531            61      7.98%    09/01/2020            --
                          $ 9,938          $ 93                                 $  --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The investment properties may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               2005        $   330
                               2006            357
                               2007            386
                               2008            418
                               2009            453
                            Thereafter       7,994
                                           $ 9,938

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable loss (in thousands except per unit data):

                                               Years Ended December 31,
                                                 2004            2003
  Net (loss) income as reported                $  (152)         $    67
    Add (deduct):
    Depreciation differences                      (171)            (182)
    Difference in bad debt expense                 (13)              13
    Change in prepaid rentals                       30                5
    Other                                           25              (28)
  Federal taxable loss                          $ (281)          $ (125)
  Federal taxable loss per DUC                  $(0.23)          $ (.10)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

            Net liabilities as reported                $  (527)
            Land and buildings                           1,286
            Accumulated depreciation                    (6,655)
            Syndication                                  2,774
            Other                                          198
            Net liabilities - tax basis                $(2,924)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $155,000 and $153,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $86,000 and $84,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $8,000. There were no such fees for the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current additions to the investment properties. At December 31, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $19,000 of accrued accountable administrative expenses, which is included in due to affiliates.

During the years ended December 31, 2004 and 2003, an affiliate of the Corporate General Partner advanced the Partnership approximately $199,000 and $62,000, respectively, to pay property tax bills and other expenses. During 2004 and 2003, the Partnership repaid advances and accrued interest of approximately $64,000 and $142,000, respectively. In accordance with the Partnership Agreement, interest is charged at prime plus 2%. Interest expense related to these advances was approximately $2,000 for both the years ended December 31, 2004 and 2003. At December 31, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $201,000 in principal and interest, which is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,227 depository unit certificates (the "Units") in the Partnership representing 67.78% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation

Investment Properties

                                                        Initial Cost
                                                       To Partnership
                                                       (in thousands)
                                                                 Buildings        Cost
                                                                and Related    Capitalized
                                                                 Personal     Subsequent to
Description                       Encumbrances       Land        Property      Acquisition
                                 (in thousands)                              (in thousands)
Governor's Park Apartments
 Little Rock, Arkansas             $ 3,407         $  423       $ 5,701         $   627
Twin Lakes Apartments
 Palm Harbor, Florida                6,531          1,928         9,283           1,229
     Totals                        $ 9,938         $2,351       $14,984         $ 1,856


                  Gross Amount At Which
                         Carried
                  At December 31, 2004
                      (in thousands)

                        Buildings
                        and
                         Related
                         Personal          Accumulated    Date of      Date   Depreciable
Description      Land    Property   Total  Depreciation Construction Acquired Life-Years
Governor's Park $  423    $ 6,328   $ 6,751  $ 3,797        1985     08/29/86    5-35


Twin Lakes       1,700     10,740    12,440    5,856        1986     08/28/86    5-35


Totals          $2,123    $17,068    $19,191  $ 9,653


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                    2004          2003
                                                      (in thousands)
        Investment Properties
        Balance at beginning of year             $ 18,908     $ 18,809
          Property improvements                       283          136
          Write-offs                                   --          (37)
        Balance at end of year                   $ 19,191     $ 18,908

        Accumulated Depreciation
        Balance at beginning of year             $  9,038     $  8,449
          Additions charged to expense                615          605
          Write offs                                   --          (16)
        Balance at end of year                   $  9,653     $  9,038

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $20,477,000 and $20,210,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $16,308,000 and $15,522,000, respectively.

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

In September 2004, Twin Lakes Apartments experienced damage from Hurricane Jeanne. The Partnership has accrued an estimate for total clean up and minor damage costs of approximately $18,000, which were not covered by insurance proceeds. These costs are included in operating expenses on the accompanying statements of operations.

Note H - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Depositary Unit Certificate of the Partnership as of December 31, 2004.

               Entity                     Number of DUCs           Percentage
AIMCO Properties, L.P.                        828,227                67.78%
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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $155,000 and $153,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $86,000 and $84,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $8,000. There were no such fees for the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current additions to the investment properties. At December 31, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $19,000 of accrued accountable administrative expenses, which is included in due to affiliates.

During the years ended December 31, 2004 and 2003, an affiliate of the Corporate General Partner advanced the Partnership approximately $199,000 and $62,000, respectively, to pay property tax bills and other expenses. During 2004 and 2003, the Partnership repaid advances and accrued interest of approximately $64,000 and $142,000, respectively. In accordance with the Partnership Agreement, interest is charged at prime plus 2%. Interest expense related to these advances was approximately $2,000 for both the years ended December 31, 2004 and 2003. At December 31, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $201,000 in principal and interest, which is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,227 depository unit certificates (the "Units") in the Partnership representing 67.78% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 and $37,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $8,000 and $7,000 for 2004 and 2003, respectively.

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


                                       U.S. REALTY PARTNERS LIMITED
PARTNERSHIP

                                       By:   U.S. Realty I Corporation
                                             Corporate General Partner

                                       By:  /s/Martha L. Long
                                            Martha L. Long
                                            Senior Vice President

                                            /s/Stephen B. Waters
                                       By:   Stephen B. Waters
                                            Vice President


                                       Date: March 31, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 31, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice      Date: March 31, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President                Date: March 31, 2005
Stephen B. Waters

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

(d) First Amendment to U.S. Realty Partners Limited Partnership Amended and Restated Agreement of Limited Partnership (dated August 15,
            1986) dated October 14, 1993. [Filed as Exhibit 4(c) to Form 10QSB for the quarter ended September 30, 1993 and incorporated herein by reference.]

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

Date:  March 31, 2005

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

Date: March 31, 2005
                              /s/Stephen B. Waters
                                Stephen B. Waters
                                Vice President of U.S. Realty I Corporation,
                                equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.