Form 10QSB
period 2005-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2005-05-16
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                $    92
   Receivables and deposits                                                      74
   Other assets                                                                 359
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 17,225
                                                              19,348
      Less accumulated depreciation                           (9,804)         9,544
                                                                            $10,069

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $   101
   Tenant security deposit liabilities                                           59
   Accrued property taxes                                                       150
   Other liabilities                                                            164
   Due to affiliates (Note C)                                                   204
   Mortgage notes payable                                                     9,858

Partners' Deficit
   General partners                                          $  (12)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)      (455)           (467)
                                                                            $10,069

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                 Three Months Ended
                                                                       March 31,
                                                                 2005         2004
Revenues:
   Rental income                                             $   764      $   696
   Other income                                                   74           70
       Total revenues                                            838          766

Expenses:
   Operating                                                     314          278
   General and administrative                                     33           30
   Depreciation                                                  151          153
   Interest                                                      205          208
   Property taxes                                                 75           73
       Total expenses                                            778          742

Net income                                                   $    60      $    24

Net income allocated to general partners (1%)                $     1      $    --
Net income allocated to depositary unit certificate
     holders (99%)                                                59           24
                                                             $    60      $    24

Net income per depositary unit certificate                   $  0.05      $  0.02

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                                                      Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2004                  1,222,000      $   (13)     $  (514)    $  (527)

Net income for the three months
   ended March 31, 2005                      --            1           59          60

Partners' deficit at
   March 31, 2005                     1,222,000      $   (12)      $ (455)    $  (467)

                See Accompanying Notes to Financial Statements

                   U.S.    REALTY  PARTNERS  LIMITED  PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Three Months Ended
                                                                       March 31,
                                                                   2005       2004
Cash flows from operating activities:
   Net income                                                     $ 60         $ 24
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                  151          153
      Amortization of loan costs                                      2            4
      Change in accounts:
        Receivables and deposits                                     18           20
        Other assets                                                (53)         (73)
        Accounts payable                                            (31)         (23)
        Tenant security deposit liabilities                          (1)          (2)
        Accrued property taxes                                       75           73
        Due to affiliates                                           (16)         (21)
        Other liabilities                                           (56)           8
           Net cash provided by operating activities                149          163

Cash flows used in investing activities:
   Property improvements and replacements                           (85)        (30)

Cash flows from financing activities:
   Principal payments on advances from affiliates                    --         (21)
   Payments on mortgage notes payable                               (80)        (74)
           Net cash used in financing activities                    (80)        (95)

Net (decrease) increase in cash and cash equivalents                (16)         38

Cash and cash equivalents at beginning of period                    108          88

Cash and cash equivalents at end of period                        $ 92        $ 126

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $ 197       $ 205

Supplemental disclosure of non-cash flow information:
   Property improvements and replacements in accounts
    payable                                                       $ 72         $ --

                See Accompanying Notes to Financial Statements


                   U.S. REALTY PARTNERS LIMITED  PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2005


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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


                                                        For the Three Months Ended
                                                                March 31,
                                                             2005          2004
                                                              (in thousands)

   Net cash provided by operating activities            $   149            $   163
   Payments on mortgage notes payable                       (80)               (74)
   Property improvements and replacements                   (85)               (30)
   Principal payments on advances from affiliates            --                (21)
   Changes in reserves for net operating
      liabilities                                            64                 18
   Additional reserves                                      (48)               (56)

      Net cash provided by operations                   $    --            $    --

For the three months ended March 31, 2005 and 2004, the Corporate General Partner reserved approximately $48,000 and $56,000, respectively, to fund capital improvements and repairs at the Partnership's two investment properties.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $41,000 and $38,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 and $20,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $7,000. There were no such fees charged during the three months ended March 31, 2004. The fees are calculated based on a percentage of current additions to the investment properties.

During the three months ended March 31, 2004, the Partnership made payments of approximately $22,000 on outstanding advances, including accrued interest of approximately $1,000. There were no advances made to or payments made by the Partnership during the three months ended March 31, 2005. Interest on advances is charged at prime plus 2%, or 7.75% at March 31, 2005. Interest expense was approximately $4,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $204,000 in advances and accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $43,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                            Average
                                                          Occupancy
       Property                                        2005          2004

       Twin Lakes Apartments
          Palm Harbor, Florida                         95%            95%

       Governor's Park Apartments
          Little Rock, Arkansas                        97%            92%

The Corporate General Partner attributes the increase in occupancy at Governor's Park Apartments to new management at the property and improved market conditions in the Little Rock area.

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

Results of Operations

The Partnership's net income was approximately $60,000 for the three months ended March 31, 2005 compared to net income of approximately $24,000 for the three months ended March 31, 2004. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased due to an increase in rental income. Rental income increased due to an increase in occupancy at Governor's Park Apartments, an increase in the average rental rate at both of the investment properties and a decrease in bad debt expense at Governor's Park Apartments.

Total expenses increased due to an increase in operating expense. Operating expense increased due to an increase in property expense. Property expense increased due to increases in payroll and related costs, utilities and employee apartments at both investment properties.

Included in general and administrative expense for the three months ended March 31, 2005 and 2004 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $92,000 compared to approximately $126,000 at March 31, 2004. For the three months ended March 31, 2005, cash and cash equivalents decreased by approximately $16,000 due to approximately $85,000 of cash used in investing activities and approximately $80,000 of cash used in financing activities partially offset by approximately $149,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's properties are detailed below.

Governor's Park Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $32,000 of capital improvements at Governor's Park Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $125,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of siding improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2005, the total mortgage indebtedness encumbering the Partnership's investment properties of approximately $9,858,000 matures on September 1, 2020 at which time the loans are scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2005. The Corporate General Partner intends to extend the term of the Partnership prior to such date.

There were no distributions during the three months ended March 31, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,227 depository unit certificates (the "Units") in the Partnership representing 67.78% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                 Date:    May 16, 2005

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

10 (i)      Contracts related to acquisition of properties:

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  May 16, 2005

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


Date: May 16, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President   of   U.S.    Realty   I
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.