Form 10QSB
period 2005-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2005-08-15
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                $   111
   Receivables and deposits                                                      76
   Other assets                                                                 349
   Investment properties:
      Land                                                   $ 2,123
      Buildings and related personal property                 17,454
                                                              19,577
      Less accumulated depreciation                           (9,960)         9,617

                                                                            $10,153

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    20
   Tenant security deposit liabilities                                           60
   Accrued property taxes                                                       187
   Other liabilities                                                            181
   Due to affiliates (Note C)                                                   323
   Mortgage notes payable                                                     9,776

Partners' Deficit
   General partners                                          $  (12)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)      (382)           (394)
                                                                            $10,153

         See Accompanying Notes to Consolidated Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               2005         2004         2005        2004
Revenues:
   Rental income                           $   770      $   679       $ 1,534     $ 1,375
   Other income                                 82           75           156         145
       Total revenues                          852          754         1,690       1,520

Expenses:
   Operating                                   308          299           622         577
   General and administrative                   36           36            69          66
   Depreciation                                156          154           307         307
   Interest                                    204          206           409         414
   Property taxes                               75           74           150         147
       Total expenses                          779          769         1,557       1,511

Net income (loss)                          $    73      $   (15)      $   133     $     9

Net income allocated to general
   partners (1%)                           $     1      $    --       $     1     $    --
Net income (loss) allocated to
   depositary unit certificate
     holders (99%)                              72          (15)          132           9
                                           $    73      $   (15)      $   133     $     9
Net income (loss) per depositary unit
   certificate                             $  0.06      $ (0.01)      $  0.11     $  0.01


         See Accompanying Notes to Consolidated Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2     $30,550      $30,552

Partners' deficit at
   December 31, 2004                  1,222,000      $   (13)   $   (514)     $  (527)

Net income for the six months
   ended June 30, 2005                      --             1         132          133

Partners' deficit at
   June 30, 2005                      1,222,000      $   (12)    $  (382)     $  (394)

         See Accompanying Notes to Consolidated Financial Statements

                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  2005       2004
Cash flows from operating activities:
   Net income                                                  $   133      $     9
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Amortization of loan costs                                     8            5
      Depreciation                                                 307          307
      Change in accounts:
        Receivables and deposits                                    16          (29)
        Other assets                                               (49)         (50)
        Accounts payable                                           (40)         (37)
        Tenant security deposit liabilities                         --           (9)
        Accrued property taxes                                     112          147
        Due to affiliates                                            9          (21)
        Other liabilities                                          (39)          15
           Net cash provided by operating activities               457          337

Cash flows used in investing activities:
   Property improvements and replacements                         (386)        (113)

Cash flows from financing activities:
   Advances from affiliates                                         94           --
   Principal payments on advances from affiliates                   --          (54)
   Payments on mortgage notes payable                             (162)        (149)
           Net cash used in financing activities                   (68)        (203)

Net increase in cash and cash equivalents                            3           21

Cash and cash equivalents at beginning of period                   108           88

Cash and cash equivalents at end of period                     $   111      $   109

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   393      $   407


         See Accompanying Notes to Consolidated Financial Statements


                   U.S. REALTY PARTNERS LIMITED  PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2005


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                         For the Six Months Ended
                                                                June 30,
                                                           2005             2004
                                                              (in thousands)

   Net cash provided by operating activities            $   457            $   337
   Payments on mortgage notes payable                      (162)              (149)
   Property improvements and replacements                  (386)              (113)
   Principal payments on advances from affiliates            --                (54)
   Changes in reserves for net operating
      liabilities                                            (9)               (16)
   Additional reserves                                       --                 (5)

      Net cash used in operations                       $  (100)           $    --

For the six months ended June 30, 2004, the Corporate  General Partner  reserved
approximately   $5,000  to  fund  capital   improvements   and  repairs  at  the
Partnership's two investment properties.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$83,000 and $76,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $70,000 and $39,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $30,000. There were no such fees charged during the six months ended June 30, 2004. The fees are calculated based on a percentage of additions to the investment properties. At June 30, 2005, the Partnership owed approximately $20,000 in reimbursements, which is included in due to affiliates on the accompanying balance sheet.

During the six months ended June 30, 2005, the Partnership received advances from an affiliate of the Corporate General Partner of approximately $94,000 to pay for capital improvements at Twin Lakes Apartments. During the six months ended June 30, 2004, the Partnership made payments of approximately $55,000 on outstanding advances, including accrued interest of approximately $1,000. There were no such payments made during the six months ended June 30, 2005. Interest on advances is charged at prime plus 2%, or 8.25% at June 30, 2005. Interest expense was approximately $9,000 and $1,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $303,000 in advances and accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Twin Lakes Apartments
          Palm Harbor, Florida                         95%            94%

       Governor's Park Apartments
          Little Rock, Arkansas                        97%            89%

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2005 was approximately $73,000 and $133,000, respectively, compared to net loss of approximately $15,000 and net income of approximately $9,000 for the three and six months ended June 30, 2004, respectively. The decrease in net loss and the increase in net income for the three and six months ended June 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues for the three and six months ended June 30, 2005 increased due to an increase in rental income. Rental income increased for both periods due to increases in occupancy and in the average rental rates at both investment properties and a decrease in bad debt expense at both investment properties.

Total expenses increased for the three and six months ended June 30, 2005 due to an increase in operating expense. Operating expense increased due to increases in property and administrative expenses partially offset by a decrease in maintenance expense. Property expense increased due to increases in salaries and related benefits and in employee apartment costs at both investment properties. Administrative expense increased due to an increase in legal costs at Twin Lakes Apartments. Maintenance expense decreased due to a decrease in contract labor at both investment properties.

Included in general and administrative expense for the six months ended June 30, 2005 and 2004 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $111,000 compared to approximately $109,000 at June 30, 2004. For the six months ended June 30, 2005, cash and cash equivalents increased by approximately $3,000 due to approximately $457,000 of cash provided by operating activities partially offset by approximately $386,000 of cash used in investing activities and approximately $68,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $50,000 of capital improvements at Governor's Park Apartments consisting primarily of appliance and floor covering replacements and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $336,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of siding improvements, exterior painting and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2005, the total mortgage indebtedness encumbering the Partnership's investment properties of approximately $9,776,000 matures on September 1, 2020 at which time the loans are scheduled to be fully amortized.

There were no distributions during the six months ended June 30, 2005 or 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,227 depository unit certificates (the "Units") in the Partnership representing 67.78% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.78% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

                                 Date:    August 15, 2005

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

Date:  August 15, 2005

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


Date: August 15, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President   of   U.S.    Realty   I
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.