Form 10QSB
period 2005-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2005-11-14
CIK 788955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                    U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $   105
   Receivables and deposits                                                       80
   Other assets                                                                  327
   Investment properties:
      Land                                                    $  2,123
      Buildings and related personal property                   17,489
                                                                19,612
      Less accumulated depreciation                            (10,116)        9,496
                                                                             $10,008

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $     2
   Tenant security deposit liabilities                                            62
   Accrued property taxes                                                        224
   Other liabilities                                                             167
   Due to affiliates (Note C)                                                    251
   Mortgage notes payable                                                      9,693

Partners' Deficit
   General partners                                           $    (12)
   Depositary unit certificate holders (2,440,000 units
      authorized; 1,222,000 units issued and outstanding)         (379)         (391)
                                                                             $10,008

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               2005         2004         2005        2004
Revenues:
   Rental income                           $   783      $   705       $ 2,317     $ 2,080
   Other income                                 91           74           247         219
       Total revenues                          874          779         2,564       2,299

Expenses:
   Operating                                   393          329         1,015         906
   General and administrative                   34           26           103          92
   Depreciation                                166          155           473         462
   Interest                                    204          202           613         616
   Property taxes                               74           74           224         221
       Total expenses                          871          786         2,428       2,297

Net income (loss)                          $     3      $    (7)      $   136     $     2

Net income (loss) allocated to general
   partners (1%)                           $    --      $    --       $     1     $    --
Net income (loss) allocated to
   depositary unit certificate holders
     (99%)                                       3           (7)          135           2
                                           $     3      $    (7)      $   136     $     2
Net (loss) income per depositary unit
   certificate                             $    --      $ (0.01)      $  0.11     $    --

Distributions per depositary unit
   certificate                             $    --      $  0.03       $    --     $  0.03

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                Depositary
                                     Depositary                     Unit
                                        Unit         General    Certificate
                                    Certificates     Partners     Holders      Total

Original capital contributions        1,222,000      $     2      $30,550     $30,552

Partners' deficit at
   December 31, 2004                  1,222,000      $   (13)     $  (514)    $ (527)

Net income for the nine months
   ended September 30, 2005                  --            1          135        136

Partners' deficit at
   September 30, 2005                 1,222,000      $   (12)      $ (379)    $ (391)

                See Accompanying Notes to Financial Statements

                   U.S.    REALTY  PARTNERS  LIMITED  PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2005        2004
Cash flows from operating activities:
   Net income                                                  $   136      $     2
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 473          462
      Casualty loss                                                  9           --
      Amortization of loan costs                                    11            7
      Change in accounts:
        Receivables and deposits                                    12          (23)
        Other assets                                               (30)         (32)
        Accounts payable                                           (58)           5
        Tenant security deposit liabilities                          2           (4)
        Accrued property taxes                                     149          222
        Due to affiliates                                           21          (21)
        Other liabilities                                          (53)          11
           Net cash provided by operating activities               672          629

Cash flows used in investing activities:
   Property improvements and replacements                         (440)        (203)

Cash flows from financing activities:
   Distributions to partners                                        --          (35)
   Advances from affiliate                                          94           --
   Principal payments on advances from affiliate                   (84)         (62)
   Payments on mortgage notes payable                             (245)        (226)
           Net cash used in financing activities                  (235)        (323)

Net (decrease) increase in cash and cash equivalents                (3)         103

Cash and cash equivalents at beginning of period                   108           88

Cash and cash equivalents at end of period                     $   105      $   191

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $   601      $   606

                See Accompanying Notes to Financial Statements

                   U.S. REALTY PARTNERS LIMITED  PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2005


Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

                                                        For the Nine Months Ended
                                                               September 30,
                                                            2005             2004
                                                              (in thousands)

   Net cash provided by operating activities            $   672            $   629
   Payments on mortgage notes payable                      (245)              (226)
   Property improvements and replacements                  (440)              (203)
   Advances from affiliate                                   94                 --
   Principal payments on advances from affiliates           (84)               (62)
   Changes in reserves for net operating
      liabilities                                           (43)              (158)

      Net cash used in operations                       $   (46)           $   (20)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $126,000 and $114,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $95,000 and $59,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $36,000. There were no such fees charged during the nine months ended September 30, 2004. The fees are calculated based on a percentage of additions to the investment properties. At September 30, 2005, the Partnership owed approximately $40,000 in reimbursements, which is included in due to affiliates on the accompanying balance sheet.

During the nine months ended September 30, 2005, the Partnership received advances from an affiliate of the Corporate General Partner of approximately $94,000 to pay for capital improvements at Twin Lakes Apartments. During the nine months ended September 30, 2005 and 2004, the Partnership made payments of approximately $98,000 and $63,000 on outstanding advances, including accrued interest of approximately $14,000 and $1,000, respectively. Interest on advances is charged at prime plus 2%, or 8.75% at September 30, 2005. Interest expense was approximately $15,000 and $1,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $211,000 in advances and accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $45,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

In August 2004, a casualty loss of approximately $9,000 was recorded at Twin Lakes Apartments as a result of damages sustained from Hurricanes Frances and Jeanne which were not covered by insurance. The cost to repair the property was approximately $32,000 with an additional $10,000 of clean up costs. During the nine months ended September 30, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $9,000, which resulted in a casualty loss. The casualty loss and clean up costs are included in operating expense on the accompanying statement of operations.

Note E - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Coroprate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Twin Lakes Apartments
          Palm Harbor, Florida                         95%            94%

       Governor's Park Apartments
          Little Rock, Arkansas                        96%            90%

The Corporate General Partner attributes the increase in occupancy at Governor's Park Apartments to new management personnel at the property and improved market conditions in the Little Rock area.

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

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $3,000 and $136,000, respectively, compared to a net loss of approximately $7,000 and net income of approximately $2,000 for the three and nine months ended September 30, 2004, respectively. The decrease in net loss and the increase in net income for the three and nine months ended September 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues for the three and nine months ended September 30, 2005 increased due to an increase in rental and other income. Rental income increased for both periods due to increases in occupancy and in the average rental rate at both investment properties and a decrease in bad debt expense at both investment properties. Other income increased for both periods due to an increase in utility reimbursements, pet fees and lease cancellation fees at Twin Lakes Apartments partially offset by a decrease in late fees and lease cancellation fees at Governor's Park Apartments.

Total expenses increased for the three and nine months ended September 30, 2005 due to increases in operating expense, general and administrative and depreciation expense. Interest and property tax expenses remained relatively constant for the comparable periods. Operating expense increased due to increases in property and administrative expenses partially offset by a decrease in maintenance expense. Property expense increased due to increases in salaries and related benefits and leasing costs at both investment properties. Administrative expense increased due to an increase in legal costs at Twin Lakes Apartments. Maintenance expense decreased due to a decrease in contract labor and painting costs at both investment properties. Depreciation expense increased due to assets being placed into service at both investment properties which more than offset a decrease in the overall deprecation at Governor's Park Apartments due to some assets becoming fully depreciated.

In August 2004, a casualty loss of approximately $9,000 was recorded at Twin Lakes Apartments as a result of damages sustained from Hurricanes Frances and Jeanne which were not covered by insurance. The cost to repair the property was approximately $32,000 with an additional $10,000 of clean up costs. During the nine months ended September 30, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $9,000, which resulted in a casualty loss. The casualty loss and clean up costs are included in operating expense on the accompanying statement of operations.

General and administrative expense increased for both periods due to an increase in audit and tax expenses. Included in general and administrative expense for the nine months ended September 30, 2005 and 2004 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $105,000 compared to approximately $191,000 at September 30, 2004. For the nine months ended September 30, 2005, cash and cash equivalents decreased by approximately $3,000 due to approximately $440,000 of cash used in investing activities and approximately $235,000 of cash used in investing activities offset by approximately $672,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments on the mortgages encumbering the investment properties and payments on advances from an affiliate partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Governor's Park Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $86,000 of capital improvements at Governor's Park Apartments consisting primarily of appliance and floor covering replacements and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $354,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of siding and structural improvements, exterior painting and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At September 30, 2005, the total mortgage indebtedness encumbering the Partnership's investment properties of approximately $9,693,000 matures on September 1, 2020 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                          Nine Months                      Nine Months
                             Ended        Per Limited         Ended        Per Limited
                         September 30,    Partnership     September 30,    Partnership
                              2005            Unit            2004            Unit

Operations                    $ --            $ --            $ 35           $ 0.03

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 828,427 depository unit certificates (the "Units") in the Partnership representing 67.79% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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



                                 U.S. REALTY PARTNERS LIMITED PARTNERSHIP

                                 By:      U.S. Realty I Corporation
                                          Corporate General Partner

                                 By:      /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                 By:      /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                 Date:    November 14, 2005

                   U.S. REALTY PARTNERS LIMITED PARTNERSHIP

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

Date:  November 14, 2005

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


Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President   of   U.S.    Realty   I
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.