Form 10KSB
period 2005-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2006-03-31
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,477,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of Delaware on January 23, 1986. The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO.  Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2021, unless terminated prior to such date.

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

Commencing on August 26, 1986, the Partnership delivered 1,222,000 Depositary Unit Certificates, representing assignments of limited partnership interests ("DUCs"), to Wheat First Securities, Inc. and received $30,550,000 ($25.00 per DUC) in proceeds. The DUCs were offered by several underwriters in minimum investment amounts of 100 DUCs ($25.00 per DUC). Since its initial offering, the Partnership has not received, nor are its limited partners required to make any additional contributions.  The Partnership also received $16,369,000 as proceeds from a contemporaneous private bond offering.  The Partnership used substantially all of the proceeds from these offerings to acquire its initial four operating properties.

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

The Partnership has no employees.  Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General

Partner. These services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2005 and 2004.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's residential properties.  The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership’s properties and the rents that may be charged for such apartments.  While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties.  The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investments in properties:

Date of
Property	Purchase	Type of Ownership	Use

Governor's Park Apartments	08/29/86	Fee ownership subject to	Apartment
Little Rock, Arkansas		first mortgage	154 units

Twin Lakes Apartments	08/28/86	Fee ownership subject to	Apartment
Palm Harbor, Florida		first and second mortgages	262 units

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Governor's Park
Apartments	$ 6,889	$ 4,007	5-35 yrs	S/L	$ 877
Twin Lakes Apartments	12,823	6,251	5-35 yrs	S/L	3,112
	$19,712	$10,258			$ 3,989

See "Item 7. Financial Statements Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
	2005	Rate	Amortized	Date	Maturity (2)
(in thousands)
Governor's Park
Apartments	$ 3,294	7.93%(1)	240 months	09/01/2020	$ --
Twin Lakes Apartments
1st mortgage	6,314	8.23%(2)	120 months	12/01/2015	5,672
2nd mortgage	3,600	5.62%(2)	120 months	12/01/2015	3,017
	$13,208				$ 8,689

(1)

Fixed rate mortgage.

(2)

On December 1, 2005, the Partnership obtained a second mortgage loan on Twin Lakes Apartments in the principal amount of $3,600,000.  The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $21,000 beginning January 1, 2006 until the loan matures December 1, 2015, with a balloon payment of approximately $3,017,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement. Capitalized loan costs incurred in connection with the financing were approximately $124,000.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Twin Lakes  Apartments. The modification of terms consisted of a new principal balance of approximately $6,314,000,a fixed interest rate of 8.23%, monthly payments of approximately $47,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $5,672,000 due at maturity and a maturity date of December 1, 2015.  The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest. Prior to these modifications, the interest rate on the existing mortgage was a fixed interest rate of 7.98% through its maturity of September 1, 2020, and required monthly payments of approximately $61,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage with the payment of a prepayment penalty as defined in the loan agreement.

Both loans are guaranteed by an affiliate of the Corporate General Partner.

(3)

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to repay the loans and other details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2005 and 2004 for each property is as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Governor's Park Apartments (1)	$7,299	$7,017	96%	91%
Twin Lakes Apartments	8,381	7,888	96%	94%

(1)

The Corporate General Partner attributes the increase in occupancy at Governor’s Park Apartments to new management personnel at the property and improved market conditions in the Little Rock area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  Both properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 2005 for each property were as follows:

	2005	2005
	Billing	Rate
	(in thousands)
Governor's Park Apartments	$ 75	6.90%
Twin Lakes Apartments	268	2.14%

Capital Improvements:

Governor's Park Apartments

The Partnership completed approximately $138,000 in capital expenditures at Governor’s Park Apartments during the year ended December 31, 2005, consisting primarily of plumbing fixture upgrades, floor covering and appliance replacements and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

The Partnership completed approximately $402,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2005, consisting primarily of siding and structural improvements, exterior painting and floor covering and appliance replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partnership Matters

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders.  As of December 31, 2005, the number of DUCs holders of record was 661 and there were 1,222,000 units outstanding.  Transfer of DUCs is subject to certain suitability and other requirements.  Affiliates of the Corporate General Partner own 829,427 units or 67.88% at December 31, 2005.  Due to the security being delisted during 1990, no public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Depositary	Year Ended	Per Depositary
	December 31,	Unit	December 31,	Unit
	2005	Certificate	2004	Certificate

Operations	$ --	$ --	$ 35	$ 0.03
Financing (1)	2,600	2.13	--	--
Total	$2,600	$ 2.13	$ 35	$ 0.03

(1)

Distribution consists of financing proceeds from the addition of a second mortgage during the year ended December 31, 2005 on Twin Lakes Apartments.

Subsequent to December 31, 2005 the Partnership distributed approximately $280,000 or $.23/unit  to the limited partners consisting of financing proceeds from the financing of Twin Lakes Apartments.

Future cash distributions will depend on the level of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2006 or subsequent periods.  See "Item 2 – Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 829,427 depository unit certificates (the "Units") in the Partnership representing 67.88% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 67.88% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate

General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership realized net income of approximately $161,000 for the year ended December 31,2005 as compared to a net loss of approximately $152,000 for the year ended December 31, 2004.  The increase in net income was due to an increase in total revenues partially offset by an increase in total expenses

Total revenues increased for the year ended December 31, 2005 due to increases in both rental income and other income.  Rental income increased due to an increase in occupancy and rental rates and a decrease in bad debt expense at both investment properties.  Other income increased due to an increase in lease cancellation fees and late charges at Twin Lakes Apartments.

Total expenses increased for the year ended December 31, 2005 due to an increase in general and administrative, interest, and property tax expense partially offset by a decrease in operating expense. Depreciation expense remained constant for the comparable periods.  Interest expense increased due to the second mortgage that was added to Twin Lakes Apartments during December 2005 and an increase in interest on advances from affiliates.  Property tax expense increased due to an increase in assessed value at Twin Lakes Apartments.  Operating expense decreased due to a decrease in maintenance expense partially offset by an increase in property expense.  Maintenance expense decreased due to the hurricane clean up costs incurred in 2004 at Twin Lakes Apartments.  Property expense increased due to an increase in salaries and related payroll benefits at both investment properties.

During August and September 2004, Twin Lakes Apartments sustained damages from Hurricanes Frances and Jeanne.  At December 31, 2004 the Partnership had recorded approximately $18,000 in estimated clean up costs which are included in operating expenses for 2004.  During 2005, the Partnership determined that the actual cost to repair the property was approximately $32,000 the actual clean up costs were approximately $10,000 and that the damages were not covered by insurance. During the year ended December 31, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $9,000, which resulted in a casualty loss. The casualty loss and adjustment to clean up costs are included in operating expense on the accompanying statement of operations.

General and administrative expense increased due to an increase in professional fees associated with the administration of the Partnership. Included in general and administrative expense for the year ended December 31, 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in the general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005 the Partnership had cash and cash equivalents of approximately $495,000 compared to approximately $108,000 at December 31, 2004.  Cash and cash equivalents increased approximately $387,000 from December 31, 2004 due to approximately $721,000 of cash provided by operating activities and approximately $347,000 of cash provided by financing activities partially offset by approximately $681,000 of cash used by investing activities.  Cash provided by financing activities consisted of second mortgage proceeds on Twin Lakes Apartments and advances received from an affiliate of the Corporate General Partner partially offset by distributions to partners, payments of principal on the mortgages encumbering the Partnership’s investment properties and payments on advances from an affiliate of the Corporate General Partner. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as the anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At December 31, 2005 the mortgage indebtedness on Governor’s Park Apartments of approximately $3,294,000 requires monthly payments of principal and interest until September 1, 2020 at which time the loan is scheduled to be fully amortized.

On December 1, 2005, the Partnership obtained a second mortgage loan on Twin Lakes Apartments in the amount of $3,600,000.  The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $21,000 beginning January 1, 2006 until the loan matures December 1, 2015, with a balloon payment of approximately $3,017,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the

British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement. Capitalized loan costs incurred in connection with the financing were approximately $124,000.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Twin Lakes  Apartments. The modification of terms consisted of a new principal balance of approximately $6,314,000,a fixed interest rate of 8.23%, monthly payments of approximately $47,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $5,672,000 due at maturity and a maturity date of December 1, 2015.  The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest. Prior to these modifications, the interest rate on the existing mortgage was a fixed interest rate of 7.98% through its maturity of September 1, 2020, and required monthly payments of approximately $61,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage with the payment of a prepayment penalty as defined in the loan agreement.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Depositary	Year Ended	Per Depositary
	December 31,	Unit	December 31,	Unit
	2005	Certificate	2004	Certificate

Operations	$ --	$ --	$ 35	$ 0.03
Financing (1)	2,600	2.13	--	--
Total	$2,600	$ 2.13	$ 35	$ 0.03

(1)

Distribution consists of financing proceeds from the addition of a second mortgage during the year ended December 31, 2005 on Twin Lakes Apartments.

Subsequent to December 31, 2005 the Partnership distributed approximately $280,000 or $.23/unit  to the limited partners consisting of financing proceeds from the financing of Twin Lakes Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 829,427 depository unit certificates (the "Units") in the Partnership representing 67.88% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.88% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit  - Years ended

December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

U. S. Realty Partners Limited Partnership

We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 2005, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 495
Receivables and deposits		94
Other assets		429
Restricted escrows		150
Investment properties (Notes C and F):
Land	$ 2,123
Buildings and related personal property	17,589
	19,712
Less accumulated depreciation	(10,258)	9,454
		$ 10,622

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 49
Tenant security deposit liabilities		68
Accrued property taxes		77
Other liabilities		186
Mortgage notes payable (Note C)		13,208

Partners' Deficit
General partners	$ (11)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(2,955)	(2,966)
		$ 10,622

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$3,125	$2,825
Other income	352	301
Total revenues	3,477	3,126

Expenses:
Operating	1,386	1,407
General and administrative	133	121
Depreciation	615	615
Interest	834	819
Property taxes	348	316
Total expenses	3,316	3,278

Net income (loss) (Note D)	$ 161	$ (152)

Net income (loss) allocated to general partners	$ 2	$ (2)
Net income (loss) allocated to depositary unit
certificate holders	159	(150)

	$ 161	$ (152)

Net income (loss) per depositary unit certificate	$ 0.13	$(0.12)

Distributions per depositary unit certificate	$ 2.13	$ 0.03

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit
at December 31, 2003	1,222,000	$ (10)	$ (330)	$ (340)

Distribution to partners		(1)	(34)	(35)

Net loss for the year
ended December 31, 2004	--	(2)	(150)	(152)

Partners' deficit
at December 31, 2004	1,222,000	(13)	(514)	(527)

Distributions to partners	--	--	(2,600)	(2,600)

Net income for the year
ended December 31, 2005	--	2	159	161

Partners' deficit
at December 31, 2005	1,222,000	$ (11)	$(2,955)	$(2,966)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 161	$ (152)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	615	615
Amortization of loan costs	14	15
Casualty loss	9	--
Change in accounts:
Receivables and deposits	(2)	(44)
Other assets	(11)	(11)
Accounts payable	(20)	9
Tenant security deposit liabilities	8	(6)
Accrued taxes	2	7
Other liabilities	(36)	72
Due to affiliates	(19)	--
Net cash provided by operating activities	721	505

Cash flows from investing activities:
Property improvements and replacements	(531)	(283)
Net deposits to restricted escrows	(150)	--
Net cash used in investing activities	(681)	(283)

Cash flows from financing activities:
Payments on mortgage notes payable	(330)	(304)
Proceeds from mortgage note payable	3,600	--
Loan costs paid	(124)	--
Advances from affiliates	260	199
Payments on advances from affiliates	(459)	(62)
Distributions to partners	(2,600)	(35)
Net cash provided by (used in) financing
activities	347	(202)

Net increase in cash and cash equivalents	387	20

Cash and cash equivalents at beginning of year	108	88

Cash and cash equivalents at end of year	$ 495	$ 108

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 802	$ 806

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 9	$ --

See Accompanying Notes to Financial Statements

U. S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization:  U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of Delaware on January 23, 1986. The general partner responsible for management of the Partnership’s business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two commercial properties on September 4, 1986.  The Partnership continues to operate two apartment properties located in Arkansas and Florida.  The commercial properties were sold on February 1, 1999 and July 2, 1999. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

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

Allocation of Cash Distributions:  Operating cash distributions by the Partnership are allocated 98% to the DUC holders and 2% to the general partners until the DUC holders have received annual noncumulative distributions equal to 10% of their Adjusted Capital Values.  Net cash from operations then will be distributed to the general partners until the general partners collectively have received 7% of net cash from operations distributed in that fiscal year.  Thereafter, (after repayment of any loans by the general partners to the Partnership), net cash from operations will be distributed 93% to the DUC holders and 7% to the general partners. Cash distributions of sale or refinancing proceeds are first distributed to the DUC holders until the DUC holders have received an amount equal to their Adjusted Capital contributions and second until the DUC holders have received cumulative distributions equal to 10% of their Adjusted Capital Values. Thereafter, (after repayment of any loans by the general partners to the Partnership) any remaining proceeds will be distributed 93% to the DUC holders and 7% to the general partners.

Allocation of Profits, Gains and Losses:  Profits, gains and losses of the Partnership are allocated between the general partners and DUC holders in accordance with the provisions of the Partnership Agreement.

Profits and losses generally will be allocated 99% to the DUC holders and 1% to the general partners. Income (loss) from operations per DUC for the years ended December 31, 2005 and 2004, was computed as 99% of the income (loss) from operations divided by 1,222,000 depositary units outstanding.

U. S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

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

Deferred Costs: Loan costs of approximately $373,000, less accumulated amortization of approximately $27,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2005 and 2004 was approximately $14,000 and $15,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $32,000 for the years 2006 through 2010.

U. S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and in banks and money market accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $481,000 at December 31, 2005, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow – In connection with the second mortgage obtained on Twin Lakes Apartments in December 2005, the lender required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms.  At December 31, 2005 the total reserve balance was approximately $150,000.

Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits.  The security deposits are refunded when the tenant vacates provided the tenant has not damaged the apartment and is current on rental payments.

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

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $59,000 and $53,000 for the years ended December 31, 2005 and 2004, respectively.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

U. S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements

Note B - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statements of cash flows to "Net cash (used in) from operations," as defined in the Partnership Agreement.

	For the Years Ended
	December 31,
	2005	2004
	(in thousands)

Net cash provided by operating activities	$ 721	$ 505
Payments on mortgage notes payable	(330)	(304)
Principal payments on advances from
affiliates	(459)	(62)
Advances from affiliates	260	199
Property improvements and replacements	(531)	(283)
Change in restricted escrows, net	(150)	--
Changes in reserves for net operating
liabilities	78	(27)
Additional reserves	--	(28)

Net cash used in operations	$ (411)	$ --

For the year ended December 31, 2004, the Corporate General Partner reserved approximately $28,000 to fund capital improvements and repairs at the Partnership's two investment properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C – Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2005	Interest	Rate	Date	Maturity
	(in thousands)

Governor's Park
Apartments	$ 3,294	$ 32	7.93%	09/01/2020	$ --
Twin Lakes Apartments
1st mortgage	6,314	47	8.23%	12/01/2015	5,672
2nd mortgage	3,600	21	5.62%	12/01/2015	3,017
	$13,208	$ 100			$8,689

U. S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties.  The investment properties may not be sold subject to the existing indebtedness.

On December 1, 2005, the Partnership obtained a second mortgage loan on Twin Lakes Apartments in the principal amount of $3,600,000.  The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $21,000 beginning January 1, 2006 until the loan matures December 1, 2015, with a balloon payment of approximately $3,017,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Registrant may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement. Capitalized loan costs incurred in connection with the financing were approximately $124,000.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Twin Lakes  Apartments. The modification of terms consisted of a new principal balance of approximately $6,314,000,a fixed interest rate of 8.23%, monthly payments of approximately $47,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $5,672,000 due at maturity and a maturity date of December 1, 2015.  The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest. Prior to these modifications, the interest rate on the existing mortgage was a fixed interest rate of 7.98% through its maturity of September 1, 2020, and required monthly payments of approximately $61,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage with the payment of a prepayment penalty as defined in the loan agreement.

Both loans are guaranteed by an affiliate of the Corporate General Partner.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 210
2007	227
2008	244
2009	263
2010	284
Thereafter	11,980
$13,208

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements  (Continued)

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands except per unit data):

	Years Ended December 31,
	2005	2004
Net income (loss) as reported	$ 161	$ (152)
Add (deduct):
Depreciation differences	(111)	(171)
Difference in bad debt expense	(2)	(13)
Change in prepaid rentals	(18)	30
Other	(60)	25
Federal taxable loss	$ (30)	$ (281)

Federal taxable loss per DUC	$(0.02)	$(0.23)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2005 (in thousands):

Net liabilities as reported	$(2,966)
Land and buildings	1,312
Accumulated depreciation	(6,777)
Syndication	2,774
Other	103
Net liabilities - tax basis	$(5,554)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $173,000 and $155,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses. At December 31, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $2,000 for management services, which is included in other liabilities.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of acco0ntable administrative expenses amounting to approximately $123,000 and $86,000 for the years ended December 31, 2005 and 2004, respectively, which is

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements  (Continued)

included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $44,000 and $8,000, respectively.

During the years ended December 31, 2005 and 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $260,000 and $199,000, respectively, to fund capital improvements during 2005 and to pay property tax bills and other expenses during 2004. During 2005 and 2004, the Partnership repaid advances and accrued interest of approximately $479,000 and $64,000, respectively. In accordance with the Partnership Agreement, interest was charged at prime plus 2% or 9.25% at December 31, 2005. Interest expense related to these advances was approximately $19,000 and $2,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 829,427 depository unit certificates (the "Units") in the Partnership representing 67.88% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.88% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements  (Continued)

Note F – Investment Properties and Accumulated Depreciation

Investment Properties

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Governor's Park Apartments
Little Rock, Arkansas	$ 3,294	$ 423	$ 5,701	$ 765
Twin Lakes Apartments
Palm Harbor, Florida	9,914	1,928	9,283	1,612
Totals	$13,208	$2,351	$14,984	$ 2,377

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Governor’s Park
Apartments	$ 423	$ 6,466	$ 6,889	$ 4,007	1985	08/29/86	5-35

Twin Lakes
Apartments	1,700	11,123	12,823	6,251	1986	08/28/86	5-35

Totals	$2,123	$17,589	$19,712	$10,258

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements  (Continued)

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$ 19,191	$ 18,908
Property improvements and replacements	540	283
Write-offs	(19)	--
Balance at end of year	$ 19,712	$ 19,191

Accumulated Depreciation
Balance at beginning of year	$ 9,653	$ 9,038
Additions charged to expense	615	615
Write offs	(10)	--
Balance at end of year	$ 10,258	$ 9,653

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $21,024,000 and $20,477,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately  $17,035,000 and $16,308,000, respectively.

Note G – Casualty

During August and September 2004, Twin Lakes Apartments sustained damages from Hurricanes Frances and Jeanne.  At December 31, 2004 the Partnership had recorded approximately $18,000 in estimated clean up costs which are included in operating expenses for 2004.  During 2005, the Partnership determined that the actual cost to repair the property was approximately $32,000 the actual clean up costs were approximately $10,000 and that the damages were not covered by insurance. During the year ended December 31, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $9,000, which resulted in a casualty loss. The casualty loss and adjustment to clean up costs are included in operating expense on the accompanying statement of operations.

Note H – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements  (Continued)

and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements  (Continued)

Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Corporate General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Corporate General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004.  Prior to joining AIMCO in

January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Depositary Unit Certificates of the Partnership as of December 31, 2005.

Entity	Number of DUCs	Percentage
AIMCO Properties, L.P.	829,427	67.88%
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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $173,000 and $155,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses. At December 31, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $2,000 for management services, which is included in other liabilities.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $123,000 and $86,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $44,000 and $8,000, respectively.

During the years ended December 31, 2005 and 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $260,000 and $199,000, respectively, to fund capital improvements during 2005 and to pay property tax bills and other expenses during 2004. During 2005 and 2004, the Partnership repaid advances and accrued interest of approximately $479,000 and $64,000, respectively. In accordance with the Partnership Agreement, interest was charged at prime plus 2%. Interest expense related to these advances was approximately $19,000 and $2,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 829,427 depository unit certificates (the "Units") in the Partnership representing 67.88% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.88% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $36,000 for 2005 and 2004, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $9,000 and $8,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

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

(e)

Amendment to the Amended and Restated Limited Partnership Agreement dated April 12, 2005.

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

10.23

Multifamily Note dated August 28, 2000 between US Realty Partners Limited Partnership, a South Carolina Limited Partnership, and GMAC Commercial Mortgage Corporation for refinance of Governor’s Park Apartments (Filed on Form 8-K on November 27, 2000 and incorporated herein by reference)

10.25

Multifamily Mortgage, Assignment of Rents and Security Agreement dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to Form 8-K dated December 1, 2005.

10.26

Multifamily Note dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to Form 8-K dated December 1, 2005.

10.27

Replacement Reserve Agreement dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank.  Incorporated by reference to Form 8-K dated December 1, 2005.

10.28

Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank.  Incorporated by reference to Form 8-K dated December 1, 2005.

10.29

Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation.  Incorporated by reference to Form 8-K dated December 1, 2005.

10.30

Amended and Restated Multifamily Note dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation.  Incorporated by reference to Form 8-K dated December 1, 2005.

10.31

Amended and Restated Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation.  Incorporated by reference to Form 8-K dated December 1, 2005.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 31, 2006

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

Date: March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of U.S. Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.