Form 10QSB
period 2006-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2006-05-15
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 389
Receivables and deposits		87
Other assets		567
Restricted escrows		150
Investment properties:
Land	$ 2,123
Buildings and related personal property	17,678
	19,801
Less accumulated depreciation	(10,415)	9,386
		$10,579

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 219
Tenant security deposit liabilities		70
Accrued property taxes		168
Other liabilities		200
Mortgage notes payable		13,154

Partners' Deficit
General partners	$ (11)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(3,221)	(3,232)
		$10,579

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 841	$ 764
Other income	93	74
Total revenues	934	838

Expenses:
Operating	383	314
General and administrative	35	33
Depreciation	157	151
Interest	254	205
Property taxes	91	75
Total expenses	920	778

Net income	$ 14	$ 60

Net income allocated to general partners (1%)	$ --	$ 1
Net income allocated to depositary unit certificate
holders (99%)	14	59
	$ 14	$ 60

Net income per depositary unit certificate	$ .01	$ .05

Distribution per limited partnership unit	$ .23	$ --

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2005	1,222,000	$ (11)	$(2,955)	$(2,966)

Net income for the three months
ended March 31, 2006	--	--	14	14

Distributions to partners	--	--	(280)	(280)

Partners' deficit at
March 31, 2006	1,222,000	$ (11)	$(3,221)	$(3,232)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 14	$ 60
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	157	151
Amortization of loan costs	8	2
Change in accounts:
Receivables and deposits	7	18
Other assets	(138)	(53)
Accounts payable	172	(31)
Tenant security deposit liabilities	2	(1)
Accrued property taxes	91	75
Due to affiliates	--	(16)
Other liabilities	14	(56)
Net cash provided by operating activities	327	149

Cash flows used in investing activities:
Property improvements and replacements	(91)	(85)

Cash flows from financing activities:
Payments on mortgage notes payable	(54)	(80)
Loan cost paid	(8)	--
Distributions to partners	(280)	--
Net cash used in financing activities	(342)	(80)

Net decrease in cash and cash equivalents	(106)	(16)

Cash and cash equivalents at beginning of period	495	108

Cash and cash equivalents at end of period	$ 389	$ 92

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 246	$ 197

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 7	$ 72

At December 31, 2005, approximately $9,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2006.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B – Reconciliation of Cash Flow

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

	For the Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Net cash provided by operating activities	$ 327	$ 149
Payments on mortgage notes payable	(54)	(80)
Property improvements and replacements	(91)	(85)
Changes in reserves for net operating
liabilities	(148)	64
Additional reserves	(34)	(48)

Net cash provided by operations	$ --	$ --

For the three months ended March 31, 2006 and 2005, the Corporate General Partner reserved approximately $34,000 and $48,000, respectively, to fund capital improvements and repairs at the Partnership’s two investment properties.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $47,000 and $41,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $29,000 and $27,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $8,000 and $7,000, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $80,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Twin Lakes Apartments
Palm Harbor, Florida	98%	95%

Governor's Park Apartments
Little Rock, Arkansas	98%	97%

The Corporate General Partner attributes the increase in occupancy at Twin Lakes Apartments to improved market conditions in the Palm Harbor area.

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

Results of Operations

The Partnership’s net income was approximately $14,000 for the three months ended March 31, 2006 compared to net income of approximately $60,000 for the three months ended March 31, 2005. The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the three months ended March 31, 2006 due to an increase in operating, interest, and property tax expense. Depreciation and general and administrative expense remained relatively constant for the comparable period.  Operating expense increased due to an increase in property and maintenance expense. Property expense increased due to an increase in salaries and related payroll benefits and water and sewer costs at both investment properties.   Maintenance expense increased due to an increase in contract labor costs at both investment properties.  Interest expense increased due to the second mortgage that was added to Twin Lakes Apartments during December 2005.  Property tax expense increased due to an increase in the assessed value of Twin Lakes Apartments.

Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in both rental and other income.  Rental income increased due to an increase in both occupancy and the average rental rate at both of the investment properties and a decrease in bad debt expense at Governor’s Park Apartments. Other income increased as a result of an increase in utility reimbursements at Twin Lakes Apartments and an increase in interest income.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $389,000 compared to approximately $92,000 at March 31, 2005.  For the three months ended March 31, 2006, cash and cash equivalents decreased by approximately $106,000 from December 31, 2005 due to approximately $342,000 of cash used in financing activities and approximately $91,000 of cash used in investing activities partially offset by approximately $327,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments on the mortgages encumbering the investment properties, distributions to limited partners and additional loan costs paid related to the second mortgages obtained on Twin Lakes Apartments in December 2005. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s properties are detailed below.

Governor's Park Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $31,000 of capital improvements at Governor’s Park Apartments consisting primarily of security equipment and appliance, and floor covering replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Twin Lakes Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $58,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of clubhouse renovations and appliance and floor covering replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2006, the mortgage indebtedness on Governor’s Park Apartments of approximately $3,264,000 requires monthly payments of principal and interest until September 1, 2020 at which time the loan is scheduled to be fully amortized.  At March 31, 2006 the first and second mortgage indebtedness on Twin Lakes Apartments of approximately $6,302,000 and $3,588,000, respectively, both require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,672,000 and $3,017,000 are due. The Partnership has the option of extending the maturity date on both the first and second mortgage for one additional year, to December 1, 2016.

The Partnership distributed the following amounts during the three months ended March 31, 2006 and 2005 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2006	Unit	2005	Unit

Refinancing (1)	$ 280	$ .23	$ --	$ --

(1)

Distribution consists of financing proceeds from the December 2005 financing of a second mortgage at Twin Lakes Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 829,427 depository unit certificates (the "Units") in the Partnership representing 67.88% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 67.88% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

Date:  May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of U.S. Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.