Form 10KSB
period 2006-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2007-03-23
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $3,706,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment.  The Partnership commenced operations on August 26, 1986, and acquired its first property, a newly constructed apartment property, on August 28, 1986. Prior to September 5, 1986, it acquired an existing apartment property, a newly constructed shopping center and an existing shopping center.  The Partnership continues to own and operate one of these properties.  The shopping centers were sold on February 1, 1999 and July 2, 1999.  One of the apartment properties was sold on December 20, 2006. See "Item 2. Description of Property".

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

The Partnership has no employees.  Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2006 and 2005.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's residential property.  The number and quality of competitive properties, including those that may be managed by an affiliate of the Corporate General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership’s property and the rents that may be charged for such apartments.  While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment property first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property.  The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment.  The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Twin Lakes Apartments	08/28/86	Fee ownership subject to	Apartment
Palm Harbor, Florida		first and second mortgages	262 units

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party for a gross sales price of $8,055,000. The net proceeds recognized by the Partnership were approximately $7,872,000 after payment of closing costs of approximately $183,000. The Partnership used approximately $3,171,000 of the net proceeds to repay the mortgage encumbering the property and approximately $758,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,974,000 during the year ended December 31, 2006 as a result of the sale and this amount is included in gain on sale of discontinued operations in the statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $828,000 for the year ended December 31, 2006 due to the write-off of approximately $70,000 in unamortized loan costs and the payment of approximately $758,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments, including revenues of approximately $1,181,000 and $1,146,000 for the years ended December 31, 2006 and 2005 have been reflected as (loss) income from discontinued operations for the years ended December 31, 2006 and 2005. The Partnership recognized a loss from discontinued operations from the sale of Governor’s Park Apartments of approximately $879,000 and income of approximately $54,000 for the years ended December 31, 2006 and 2005, respectively.

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Twin Lakes Apartments	$13,074	$ 6,670	5-35 yrs	S/L	$ 3,217

See "Item 7. Financial Statements-Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership’s property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
	2006	Rate	Amortized	Date	Maturity (1)
(in thousands)
Twin Lakes Apartments
1st mortgage	$ 6,271	8.23%	120 months	12/01/2015	$ 5,672
2nd mortgage	3,556	5.62%	120 months	12/01/2015	3,017
	$ 9,827				$ 8,689

(1)

See "Item 7. Financial Statements - Note C" for information with respect to other details about the loans.

On December 1, 2005, the Partnership obtained a second mortgage loan on Twin Lakes Apartments in the principal amount of $3,600,000.  The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $21,000 beginning January 1, 2006 until the loan matures December 1, 2015, with a balloon payment of approximately $3,017,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement. Capitalized loan costs incurred in connection with the financing were approximately $132,000.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Twin Lakes Apartments. The modification of terms consisted of a new principal balance of approximately $6,314,000, a fixed interest rate of 8.23%, monthly payments of approximately $47,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $5,672,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest. Prior to these modifications, the interest rate on the existing mortgage was a fixed interest rate of 7.98% through its maturity of September 1, 2020, and required monthly payments of approximately $61,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage with the payment of a prepayment penalty as defined in the loan agreement.

Both loans are guaranteed by an affiliate of the Corporate General Partner.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2006 and 2005 for the property are as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Twin Lakes Apartments	$ 9,039	$ 8,381	95%	96%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  The property is subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  The property is in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)
Twin Lakes Apartments	$ 275	2.06%

Capital Improvements:

Twin Lakes Apartments

The Partnership completed approximately $252,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2006, consisting primarily of clubhouse renovations, air conditioning upgrades, structural improvements, water heater replacement, kitchen and bath upgrades, and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Governor’s Park Apartments

The Partnership completed approximately $186,000 in capital expenditures at Governor’s Park Apartments during 2006 until the property sold on December 20, 2006, consisting primarily of security equipment, air conditioning upgrades, fencing and appliance and floor covering replacements.

Capital expenditures will be incurred only if cash is available from operations, replacement reserves or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partnership Matters

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders.  As of December 31, 2006, the number of DUCs holders of record was 652 and there were 1,222,000 units outstanding.  Transfer of DUCs is subject to certain suitability and other requirements.  Affiliates of the Corporate General Partner own 888,036 units or 72.67% at December 31, 2006.  Due to the security being delisted during 1990, no public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Depositary	Year Ended	Per Depositary
	December 31,	Unit	December 31,	Unit
	2006	Certificate	2005	Certificate

Financing (1)	$ 480	$ .39	$2,600	$ 2.13

(1)

Distribution consists of financing proceeds from the addition of a second mortgage during December 2005 on Twin Lakes Apartments.

Subsequent to December 31, 2006 the Partnership distributed approximately $3,009,000 or $2.46/unit to the limited partners consisting of sale proceeds from the December 2006 sale of Governor’s Park Apartments.

Future cash distributions will depend on the level of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2007 or subsequent periods.  See "Item 2. – Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 888,036 depository unit certificates (the "Units") in the Partnership representing 72.67% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 72.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net income of approximately $4,088,000 for the year ended December 31, 2006 as compared to net income of approximately $161,000 for the year ended December 31, 2005.  The increase in net income for the year ended December 31, 2006 was due to the recognition of a gain on the sale of Governor’s Park Apartments partially offset by an increase in loss from both continuing and discontinued operations.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party for a gross sales price of $8,055,000. The net proceeds recognized by the Partnership were approximately $7,872,000 after payment of closing costs of approximately $183,000. The Partnership used approximately $3,171,000 of the net proceeds to repay the mortgage encumbering the property and approximately $758,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,974,000 during the year ended December 31, 2006 as a result of the sale and this amount is included in gain on sale of discontinued operations in the statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $828,000 for the year ended December 31, 2006 due to the write-off of approximately $70,000 in unamortized loan costs and the payment of approximately $758,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the operations of Governors Park Apartments, including revenues of approximately $1,181,000 and $1,146,000 for the years ended December 31, 2006 and 2005 have been reflected as (loss) income from discontinued operations for the years ended December 31, 2006 and 2005.

The Partnership recognized a loss from discontinued operations of approximately $879,000 for the year ended December 31, 2006 and income from discontinued operations of approximately $54,000 for the year ended December 31, 2005. The increase in loss from discontinued operations was due to the recognition of a loss on early extinguishment of debt of approximately $828,000 during the year ended December 31, 2006 and an increase in total expenses.

The Partnership recognized a loss from continuing operations of approximately $7,000 and income from continuing operations of approximately $107,000 for the years ended December 31, 2006 and 2005, respectively. The increase in loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the year ended December 31, 2006 due to increases in both rental income and other income.  Rental income increased due to an increase in the average rental rate at Twin Lakes Apartments and a decrease in bad debt expense. Other income increased due to an increase in lease cancellation fees, utility reimbursements and pet fees at Twin Lakes Apartments and an increase in interest income as a result of larger cash balances.

Total expenses increased for the year ended December 31, 2006 due to increases in interest, operating and depreciation expenses. General and administrative and property tax expenses remained relatively constant for the comparable periods. Operating expense increased due to an increase in insurance expense as a result of an increase in hazard insurance premiums.  Interest expense increased due to the second mortgage that was added to Twin Lakes Apartments during December 2005.  Depreciation expense increased due to capital improvements and replacements placed into service during the past twelve months.

Included in general and administrative expense for the years ended December 31, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006 the Partnership had cash and cash equivalents of approximately $3,816,000 compared to approximately $495,000 at December 31, 2005.  Cash and cash equivalents increased approximately $3,321,000 from December 31, 2005 due to approximately $7,454,000 and $494,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $4,627,000 of cash used in financing activities.  Cash provided by investing activities consisted of net proceeds from the sale of Governor’s Park Apartments partially offset by property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of the repayment of the mortgage on Governor’s Park, a prepayment penalty associated with the repayment, distributions to partners, payments of principal on the mortgages encumbering the Partnership’s investment properties and additional loan costs paid related to the second mortgage obtained on Twin Lakes Apartments in December 2005. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow from operations may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On December 1, 2005, the Partnership obtained a second mortgage loan on Twin Lakes Apartments in the amount of $3,600,000.  The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $21,000 beginning January 1, 2006 until the loan matures December 1, 2015, with a balloon payment of approximately $3,017,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement. Capitalized loan costs incurred in connection with the financing were approximately $132,000.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Twin Lakes Apartments. The modification of terms consisted of a new principal balance of approximately $6,314,000, a fixed interest rate of 8.23%, monthly payments of approximately $47,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $5,672,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest. Prior to these modifications, the interest rate on the existing mortgage was a fixed interest rate of 7.98% through its maturity of September 1, 2020, and required monthly payments of approximately $61,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage with the payment of a prepayment penalty as defined in the loan agreement.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Depositary	Year Ended	Per Depositary
	December 31,	Unit	December 31,	Unit
	2006	Certificate	2005	Certificate

Financing (1)	$ 480	$ .39	$2,600	$ 2.13

(1)

Distribution consists of financing proceeds from the addition of a second mortgage during December 2005 on Twin Lakes Apartments.

Subsequent to December 31, 2006 the Partnership distributed approximately $3,009,000 or $2.46/unit to the limited partners consisting of sale proceeds from the December 2006 sale of Governor’s Park Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 888,036 depository unit certificates (the "Units") in the Partnership representing 72.67% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit/Capital - Years ended

December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

U. S. Realty Partners Limited Partnership

We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 2006, and the related statements of operations, changes in partners' deficit/capital, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 3,816
Receivables and deposits		112
Other assets		313
Restricted escrow		151
Investment property (Notes C, F and G):
Land	$ 1,700
Buildings and related personal property	11,374
	13,074
Less accumulated depreciation	(6,670)	6,404
		$ 10,796

Liabilities and Partners' Capital
Liabilities
Accounts payable		$ 140
Tenant security deposit liabilities		48
Other liabilities		139
Mortgage notes payable (Note C)		9,827

Partners' Capital
General partners	$ --
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	642	642
		$ 10,796

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
	(Restated)
Revenues:
Rental income	$2,234	$2,087
Other income	291	244
Total revenues	2,525	2,331

Expenses:
Operating	947	853
General and administrative	135	133
Depreciation	419	404
Interest	754	563
Property taxes	277	271
Total expenses	2,532	2,224

(Loss) income from continuing operations	(7)	107
(Loss) income from discontinued operations (Note G)	(879)	54
Gain on sale of discontinued operations (Note G)	4,974	--
Net income	$4,088	$ 161

Net income allocated to general partners	$ 11	$ 2
Net income allocated to depositary unit
certificate holders	4,077	159
	$4,088	$ 161
Per depositary unit certificate:
(Loss) income from continuing operations	$ (.01)	$ .09
(Loss) income from discontinued operations	(.71)	.04
Gain on sale of discontinued operations	4.06	--
Net income per depository unit certificate	$ 3.34	$ .13

Distributions per depositary unit certificate	$ .39	$ 2.13

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT/CAPITAL

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit
at December 31, 2004	1,222,000	$ (13)	$ (514)	$ (527)

Distribution to partners		--	(2,600)	(2,600)

Net income for the year
ended December 31, 2005	--	2	159	161

Partners' deficit
at December 31, 2005	1,222,000	(11)	(2,955)	(2,966)

Distributions to partners	--	--	(480)	(480)

Net income for the year
ended December 31, 2006	--	11	4,077	4,088

Partners' capital
at December 31, 2006	1,222,000	$ --	$ 642	$ 642

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 4,088	$ 161
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	646	615
Amortization of loan costs	33	14
Casualty loss	--	9
Gain on sale of investment property	(4,974)	--
Loss on early extinguishment of debt	828	--
Change in accounts:
Receivables and deposits	(18)	(2)
Other assets	21	(11)
Accounts payable	14	(20)
Tenant security deposit liabilities	(20)	8
Accrued taxes	(77)	2
Other liabilities	(45)	(36)
Due to affiliates	(2)	(19)
Net cash provided by operating activities	494	721

Cash flows from investing activities:
Property improvements and replacements	(417)	(531)
Net deposits to restricted escrows	(1)	(150)
Net proceeds from sale of investment property	7,872	--
Net cash provided by (used in) investing
activities	7,454	(681)

Cash flows from financing activities:
Payments on mortgage notes payable	(210)	(330)
Repayment of mortgage note payable	(3,171)	--
Prepayment penalty paid	(758)	--
Proceeds from mortgage note payable	--	3,600
Loan costs paid	(8)	(124)
Advances from affiliates	--	260
Payments on advances from affiliates	--	(459)
Distributions to partners	(480)	(2,600)
Net cash (used in) provided by financing
activities	(4,627)	347

Net increase in cash and cash equivalents	3,321	387
Cash and cash equivalents at beginning of year	495	108
Cash and cash equivalents at end of year	$ 3,816	$ 495
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,007	$ 802
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 30	$ 9

See Accompanying Notes to Financial Statements

U. S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization:  U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of Delaware on January 23, 1986. The general partner responsible for management of the Partnership’s business is U.S. Realty I Corporation, a South Carolina Corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership commenced operations on August 26, 1986, and completed its acquisition of two apartment complexes and two commercial properties on September 4, 1986.  The Partnership continues to operate one apartment property located in Florida.  The commercial properties were sold on February 1, 1999 and July 2, 1999. One of the apartment properties was sold on December 20, 2006. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021, unless terminated prior to such date.

The Depositary Unit Certificate ("DUC") holders are assignees of USS Assignor, Inc. (the "Limited Partner"), an affiliate of the Corporate General Partner, and as such will be entitled to receive the economic rights attributable to the Limited Partnership Interests represented by their DUCs.  DUC holders will for all practical purposes be treated as limited partners of the Partnership.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the consolidated statement of operations for December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Governor’s Park Apartments as income from discontinued operations due to the sale of the property to a third party on December 20, 2006 (see Note G).

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Property.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $10,747,000.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the rental property and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987, and, for additions after 1986, the modified accelerated cost recovery method is used for depreciation of 1) real property additions over 27-1/2 years, and 2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $280,000, less accumulated amortization of approximately $28,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2006 and 2005 was approximately $28,000 and $9,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $28,000 for the years 2007 through 2011. Amortization of loan costs associated with the Partnership’s sold property during 2006 and 2005, was approximately $5,000 for both of the years ended December 31, 2006 and 2005, respectively, and is included in (loss) income from discontinued operations.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $3,764,000 at December 31, 2006, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow – In connection with the second mortgage obtained on Twin Lakes Apartments in December 2005, the lender required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms.  At December 31, 2006 the total reserve balance was approximately $151,000.

Tenant Security Deposits - The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits.  The security deposits are refunded when the tenant vacates provided the tenant has not damaged the apartment and is current on rental payments.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense and (loss) income from discontinued operations, was approximately $63,000 and $59,000 for the years ended December 31, 2006 and 2005, respectively.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Reconciliation of Cash Flow

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying statements of cash flows to "Net cash used in operations," as defined in the Partnership Agreement.

	For the Years Ended
	December 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$ 494	$ 721
Payments on mortgage notes payable	(210)	(330)
Principal payments on advances from affiliates	--	(459)
Advances from affiliates	--	260
Property improvements and replacements	(417)	(531)
Change in restricted escrows, net	(1)	(150)
Changes in reserves for net operating
liabilities	127	78
Net cash used in operations	$ (7)	$ (411)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C – Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2006	Interest	Rate	Date	Maturity
	(in thousands)

Twin Lakes Apartments
1st mortgage	$ 6,271	$ 47	8.23%	12/01/2015	$5,672
2nd mortgage	3,556	21	5.62%	12/01/2015	3,017
	$ 9,827	$ 68			$8,689

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property.  The investment property may not be sold subject to the existing indebtedness.

On December 1, 2005, the Partnership obtained a second mortgage loan on Twin Lakes Apartments in the principal amount of $3,600,000.  The second mortgage bears interest at a fixed rate of 5.62% and requires monthly payments of principal and interest of approximately $21,000 beginning January 1, 2006 until the loan matures December 1, 2015, with a balloon payment of approximately $3,017,000 due at maturity. The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the second mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage with the payment of a prepayment penalty as defined in the loan agreement. Capitalized loan costs incurred in connection with the financing were approximately $132,000.

In connection with the new financing, the Partnership agreed to certain modifications of the existing mortgage loan encumbering Twin Lakes Apartments. The modification of terms consisted of a new principal balance of approximately $6,314,000, a fixed interest rate of 8.23%, monthly payments of approximately $47,000 commencing January 1, 2006, through its maturity of December 1, 2015, with a balloon payment of approximately $5,672,000 due at maturity.  The Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgage would bear interest at a rate equal to the British Bankers Association’s one month LIBOR Rate plus 250 basis points and would require monthly payments of principal and interest. Prior to these modifications, the interest rate on the existing mortgage was a fixed interest rate of 7.98% through its maturity of September 1, 2020, and required monthly payments of approximately $61,000 through the maturity date, at which time the loan was scheduled to be fully amortized. The Partnership may prepay the first mortgage with the payment of a prepayment penalty as defined in the loan agreement.

Both loans are guaranteed by an affiliate of the Corporate General Partner.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 94
2008	99
2009	108
2010	116
2011	124
Thereafter	9,286
$ 9,827

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands except per unit data):

	Years Ended December 31,
	2006	2005

Net income as reported	$ 4,088	$ 161
Add (deduct):
Depreciation differences	432	(111)
Difference in bad debt expense	(1)	(2)
Change in prepaid rentals	(23)	(18)
Gain on sale of property	1,937	--
Other	(25)	(60)
Federal taxable income (loss)	$6,408	$ (30)
Federal taxable income (loss) per DUC	$ 5.24	$(0.02)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2006 (in thousands):

Net assets as reported	$ 642
Land and buildings	870
Accumulated depreciation	(4,057)
Syndication	2,774
Other	145
Net assets - tax basis	$ 374

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $184,000 and $173,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $101,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $31,000 and $44,000, respectively.

During the year ended December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $260,000 to fund capital improvements. During 2005, the Partnership repaid advances and accrued interest of approximately $479,000. There were no such advances or payments made during the year ended December 31, 2006. In accordance with the Partnership Agreement, interest was charged at prime plus 2%. Interest expense related to these advances was approximately zero and $19,000 for the year ended December 31, 2006 and 2005, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 888,036 depository unit certificates (the "Units") in the Partnership representing 72.67% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Twin Lakes Apartments
Palm Harbor, Florida	$ 9,827	$1,928	$ 9,283	$1,863
Totals

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Twin Lakes
Apartments	$1,700	$11,374	$13,074	$ 6,670	1986	08/28/86	5-35

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 19,712	$ 19,191
Property improvements and replacements	438	540
Casualty write-offs	--	(19)
Sale of investment property	(7,076)	--
Balance at end of year	$ 13,074	$ 19,712
Accumulated Depreciation
Balance at beginning of year	$ 10,258	$ 9,653
Additions charged to expense	646	615
Casualty write offs	--	(10)
Sale of investment property	(4,234)	--
Balance at end of year	$ 6,670	$ 10,258

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005, is approximately $13,944,000 and $21,024,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005, is approximately $10,727,000 and $17,035,000, respectively.

Note G – Disposition of Investment Property

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party for a gross sales price of $8,055,000. The net proceeds recognized by the Partnership were approximately $7,872,000 after payment of closing costs of approximately $183,000. The Partnership used approximately $3,171,000 of the net proceeds to repay the mortgage encumbering the property and approximately $758,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,974,000 during the year ended December 31, 2006 as a result of the sale and this amount is included in gain on sale of discontinued operations in the accompanying statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $828,000 for the year ended December 31, 2006 due to the write-off of approximately $70,000 in unamortized loan costs and the payment of approximately $758,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with SFAS No. 144, the operations of Governors Park Apartments, including revenues of approximately $1,181,000 and $1,146,000 for the years ended December 31, 2006 and 2005 have been reflected as (loss) income from discontinued operations for the years ended December 31, 2006 and 2005.

Note H – Casualty

During August and September 2004, Twin Lakes Apartments sustained damages from Hurricanes Frances and Jeanne.  At December 31, 2004 the Partnership had recorded approximately $18,000 in estimated clean up costs which were included in operating expenses for 2004.  During 2005, the Partnership determined that the actual cost to repair the property was approximately $32,000 and the actual clean up costs were approximately $10,000 and that the damages were not covered by insurance. During the year ended December 31, 2005, the Partnership wrote off the net book value of the damaged assets of approximately $9,000, which resulted in a casualty loss. The casualty loss and adjustment to clean up costs are included in operating expense on the accompanying statement of operations.

Note I – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance, Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors or officers.  The Corporate General Partner of the Partnership is U.S. Realty I Corporation.  The names and ages of, as well as the position and offices held by the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any directors and officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Corporate General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Corporate General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Corporate General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Depositary Unit Certificates of the Partnership as of December 31, 2006.

Entity	Number of DUCs	Percentage
AIMCO Properties, L.P.	888,036	72.67%
(an affiliate of AIMCO)

AIMCO Properties, L.P. is ultimately owned by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any Units.

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the Corporate General Partner on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $184,000 and $173,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $101,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $31,000 and $44,000, respectively.

During the year ended December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $260,000 to fund capital improvements during 2005. During 2005, the Partnership repaid advances and accrued interest of approximately $479,000. There were no such advances or payments made during the year ended December 31, 2006. In accordance with the Partnership Agreement, interest was charged at prime plus 2%. Interest expense related to these advances was approximately zero and $19,000 for the year ended December 31, 2006 and 2005, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 888,036 depository unit certificates (the "Units") in the Partnership representing 72.67% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 72.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $35,000 for 2006 and 2005, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $9,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

(d)

First Amendment to U.S. Realty Partners Limited Partnership Amended and Restated Agreement of Limited Partnership (dated August 15, 1986) dated October 14, 1993.  [Filed as Exhibit 4(c) to Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.]

(e)

Amendment to the Amended and Restated Limited Partnership Agreement dated April 12, 2005.

10(i)

Contracts related to acquisition of property:

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

10.25

Multifamily Mortgage, Assignment of Rents and Security Agreement dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.26

Multifamily Note dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank. Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.27

Replacement Reserve Agreement dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank.  Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.28

Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Bank.  Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.29

Amended and Restated Multifamily Mortgage, Assignment of Rents, and Security Agreement dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation.  Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.30

Amended and Restated Multifamily Note dated December 1, 2005 between U.S. Realty Partners, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation.  Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.31

Amended and Restated Guaranty dated December 1, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and Federal Home Loan Mortgage Corporation.  Incorporated by reference to Current Report on Form 8-K dated December 1, 2005.

10.32

Purchase and Sale Contract between U.S. Realty Partners Limited Partnership, a Delaware limited partnership, and the affiliated Selling Partnerships, and Steven D. Bell & Company, a North Carolina corporation, dated November 22, 2006. Incorporated by reference to Current Report on Form 8-K dated November 22, 2006.

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

Date:  March 23, 2007

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

Date: March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of U.S. Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.