Form 10QSB
period 2007-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2007-05-11
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 858
Receivables and deposits		101
Other assets		459
Restricted escrows		151
Investment property:
Land	$ 1,700
Buildings and related personal property	11,457
	13,157
Less accumulated depreciation	(6,781)	6,376
		$ 7,945

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 280
Tenant security deposit liabilities		54
Accrued property taxes		75
Other liabilities		149
Mortgage notes payable		9,802

Partners' Deficit
General partners	$ --
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(2,415)	(2,415)
		$ 7,945

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:		(Restated)
Rental income	$ 553	$ 558
Other income	88	74
Total revenues	641	632

Expenses:
Operating	283	209
General and administrative	34	35
Depreciation	111	103
Interest	186	188
Property taxes	75	71
Total expenses	689	606

(Loss) income from continuing operations	(48)	26

Loss from discontinued operations	--	(12)
Net (loss) income	$ (48)	$ 14

Net (loss) income allocated to general partners (1%)	$ --	$ --
Net (loss) income allocated to depositary unit
certificate holders (99%)	(48)	14
	$ (48)	$ 14

Net (loss) income per depositary unit certificate	$ (.04)	$ .01

Distribution per limited partnership unit	$ 2.46	$ .23

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2006	1,222,000	$ --	$ 642	$ 642

Net loss for the three months
ended March 31, 2007	--	--	(48)	(48)

Distributions to partners	--	--	(3,009)	(3,009)

Partners' deficit at
March 31, 2007	1,222,000	$ --	$(2,415)	$(2,415)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (48)	$ 14
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	111	157
Amortization of loan costs	7	8
Change in accounts:
Receivables and deposits	11	7
Other assets	(153)	(138)
Accounts payable	153	172
Tenant security deposit liabilities	6	2
Accrued property taxes	75	91
Other liabilities	10	14
Net cash provided by operating activities	172	327

Cash flows used in investing activities:
Property improvements and replacements	(96)	(91)

Cash flows from financing activities:
Payments on mortgage notes payable	(25)	(54)
Loan costs paid	--	(8)
Distributions to partners	(3,009)	(280)
Net cash used in financing activities	(3,034)	(342)

Net decrease in cash and cash equivalents	(2,958)	(106)

Cash and cash equivalents at beginning of period	3,816	495

Cash and cash equivalents at end of period	$ 858	$ 389

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 179	$ 246

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 17	$ 7

At December 31, 2006 and 2005, approximately $30,000 and $9,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2007 and 2006.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three months ended March 31, 2006 have been restated to reflect the operations of Governor’s Park Apartments, loss of approximately $12,000, including revenues of approximately $302,000, as loss from discontinued operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

	For the Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$ 172	$ 327
Payments on mortgage notes payable	(25)	(54)
Property improvements and replacements	(96)	(91)
Changes in reserves for net operating
Liabilities	(102)	(148)
Additional reserves	--	(34)

Net cash used in operations	$ (51)	$ --

For the three months ended March 31, 2006, the Corporate General Partner reserved approximately $34,000, to fund capital improvements and repairs at the Partnership’s investment property.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $47,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $33,000 and $29,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $12,000 and $8,000, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $82,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $98,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Twin Lakes Apartments
Palm Harbor, Florida	91%	98%

The Corporate General Partner attributes the decrease in occupancy at Twin Lakes Apartments to an increase in competition from the addition of new rentals in the market area during the three months ended March 31, 2007.

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

Results of Operations

The Partnership’s net loss was approximately $48,000 for the three months ended March 31, 2007 compared to net income of approximately $14,000 for the three months ended March 31, 2006. The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues and a decrease in loss from discontinued operations.

The Partnership’s loss from continuing operations for the three months ended March 31, 2007 was approximately $48,000 compared to income from continuing operations of approximately $26,000 for the three months ended March 31, 2006. The increase in the loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in other income partially offset by a decrease in rental income. Other income increased due to an increase in interest income as a result of higher average cash balances. Rental income decreased due to a decrease in occupancy at Twin Lakes Apartments partially offset by an increase in average rental rates.

Total expenses increased for the three months ended March 31, 2007 due to an increase in operating and depreciation expense. General and administrative, interest and property tax expenses remained relatively constant for the comparable period. The increase in operating expense is due to increases in both insurance and maintenance expenses.  Insurance expense increased due to increased hazard insurance premiums at the investment property. Maintenance expense increased due to increases in plumbing supplies and fixtures, painting supplies, cleaning and landscaping costs.  Depreciation expense increased due to capital improvements and replacements placed into service during the prior year.

Included in general and administrative expense for the three months ended March 31, 2007 and 2006 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $858,000 compared to approximately $389,000 at March 31, 2006.  For the three months ended March 31, 2007, cash and cash equivalents decreased by approximately $2,958,000 from December 31, 2006 due to approximately $3,034,000 of cash used in financing activities and approximately $96,000 of cash used in investing activities partially offset by approximately $172,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments on the mortgages encumbering the investment property and distributions of proceeds from the sale of Governor’s Park Apartments to limited partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership’s property are detailed below.

Twin Lakes Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $83,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering replacements, appliance replacements, major landscaping, and laundry room improvements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2007, the first and second mortgage indebtedness on Twin Lakes Apartments of approximately $6,259,000 and $3,543,000, respectively, both require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,672,000 and $3,017,000 are due. The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.

The Partnership distributed the following amounts during the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$3,009	$ 2.46	$ --	$ --
Financing (2)	--	--	280.23
	$3,009	$ 2.46	$ 280	$ .23

(1)

Distribution consists of sale proceeds from December 2006 sale of Governor’s Park Apartments.

(2)

Distribution consists of financing proceeds from the December 2005 financing of a second mortgage at Twin Lakes Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 899,295 depository unit certificates (the "Units") in the Partnership representing 73.59% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: May 11, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 11, 2007	By: /s/Stephen B. Waters
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

Date:  May 11, 2007

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

Date: May 11, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of U.S. Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 11, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 11, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.