Form 10QSB
period 2007-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2007-08-14
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 232
Receivables and deposits		83
Other assets		413
Restricted escrow		151
Investment property:
Land	$ 1,700
Buildings and related personal property	11,622
	13,322
Less accumulated depreciation	(6,895)	6,427
		$ 7,306

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 43
Tenant security deposit liabilities		52
Accrued property taxes		151
Other liabilities		115
Mortgage notes payable		9,780

Partners' Deficit
General partners	$ (1)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(2,834)	(2,835)
		$ 7,306

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:		(Restated)		(Restated)
Rental income	$ 550	$ 563	$ 1,103	$ 1,121
Other income	79	77	167	151
Total revenues	629	640	1,270	1,272

Expenses:
Operating	283	244	566	453
General and administrative	33	33	67	68
Depreciation	114	104	225	207
Interest	187	188	373	376
Property taxes	75	70	150	141
Total expenses	692	639	1,381	1,245

(Loss) income from continuing
operations	(63)	1	(111)	27
Income from discontinued operations
(Note A)	41	12	41	--
Net (loss) income	$ (22)	$ 13	$ (70)	$ 27

Net (loss) income allocated to general
partners (1%)	$ --	$ --	$ (1)	$ --
Net (loss) income allocated to
depositary unit certificate
holders (99%)	(22)	13	(69)	27
	$ (22)	$ 13	$ (70)	$ 27
Per depositary unit certificate:
(Loss) income from continuing
operations	$ (.05)	$ --	$ (.09)	$ .02
Income from discontinued operations	.03	.01	.03	--
Net (loss) income per depositary unit
certificate	$ (.02)	$ .01	$ (.06)	$ .02
Distributions per depository unit
certificate	$ .33	$ --	$ 2.79	$ .23

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' capital at
December 31, 2006	1,222,000	$ --	$ 642	$ 642

Distributions to partners	--	--	(3,407)	(3,407)

Net loss for the six months
ended June 30, 2007	--	(1)	(69)	(70)

Partners' deficit at
June 30, 2007	1,222,000	$ (1)	$(2,834)	$(2,835)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (70)	$ 27
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Amortization of loan costs	14	16
Depreciation	225	318
Change in accounts:
Receivables and deposits	29	3
Other assets	(114)	(111)
Accounts payable	(82)	(8)
Tenant security deposit liabilities	4	5
Accrued property taxes	151	142
Other liabilities	(24)	30
Net cash provided by operating activities	133	422

Cash flows used in investing activities:
Property improvements and replacements	(263)	(180)

Cash flows from financing activities:
Loan costs paid	--	(8)
Payments on mortgage notes payable	(47)	(104)
Distributions to partners	(3,407)	(280)
Net cash used in financing activities	(3,454)	(392)

Net decrease in cash and cash equivalents	(3,584)	(150)

Cash and cash equivalents at beginning of period	3,816	495

Cash and cash equivalents at end of period	$ 232	$ 345

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 361	$ 494
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 15	$ 9

At December 31, 2006 and 2005, approximately $30,000 and $9,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2007 and 2006.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and six months ended June 30, 2006 have been restated to reflect the operations of Governor’s Park Apartments, income of approximately $12,000 and zero, including revenues of approximately $308,000 and $610,000, as income from discontinued operations. The income from discontinued operations for the three and six months ended June 30, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 20, 2006 sale.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $93,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $52,000 and $49,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $17,000 and $14,000, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $93,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $98,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Twin Lakes Apartments
Palm Harbor, Florida	91%	97%

The Corporate General Partner attributes the decrease in occupancy at Twin Lakes Apartments to an increase in competition from the addition of new rentals in the market area during the six months ended June 30, 2007.

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

Results of Operations

The Partnership’s net loss was approximately $22,000 and $70,000 for the three and six months ended June 30, 2007 compared to net income of approximately $13,000 and $27,000 for the three and six months ended June 30, 2006. The decrease in net income for both periods is due to an increase in total expenses and a decrease in total revenues, partially offset by an increase in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2006 have been restated to reflect the operations of Governor’s Park Apartments as discontinued operations as a result of the sale of the property to a third party on December 20, 2006.  The operations of Governor’s Park Apartments, income of approximately $12,000 and zero, including revenues of approximately $308,000 and $610,000, are included as income from discontinued operations.  The income from discontinued operations for the three and six months ended June 30, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 2006 sale.

Excluding the income from discontinued operations, the Partnership’s loss from continuing operations for the three and six months ended June 30, 2007 was approximately $63,000 and $111,000, respectively, compared to income from continuing operations of approximately $1,000 and $27,000 for the three and six months ended June 30, 2006, respectively. The increase in the loss from continuing operations for both periods is due to an increase in total expenses partially offset by a decrease in total revenues. Total revenues decreased for both periods due to a decrease in rental income offset by an increase in other income. Other income increased due to an increase in interest income as a result of higher average cash balances. Rental income decreased due to a decrease in occupancy at Twin Lakes Apartments partially offset by an increase in average rental rates.

The increase in total expenses for both the three and six months ended June 30, 2007 is due to increases in operating and depreciation expense.  General and administrative, interest and property tax expenses remained relatively constant for the comparable periods.  The increase in operating expense is due to increases in both maintenance and insurance expense. Maintenance expense increased due to increases in contract painting, carpet cleaning, grounds and trash removal costs. Insurance expense increased due to an increase in insurance premiums at Twin Lakes Apartments. Depreciation expense increased due to capital improvements and replacements placed into service during the prior year.

Included in general and administrative expense for the six months ended June 30, 2007 and 2006 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $232,000 compared to approximately $345,000 at June 30, 2006.  For the six months ended June 30, 2007, cash and cash equivalents decreased by approximately $3,584,000 from December 31, 2006 due to approximately $3,454,000 of cash used in financing activities and approximately $263,000 of cash used in investing activities partially offset by approximately $133,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments on the mortgages encumbering the investment property and distributions of proceeds from the sale of Governor’s Park Apartments to limited partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $248,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering and appliance replacements, parking lot improvements, major landscaping, and laundry room improvements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2007, the first and second mortgage indebtedness on Twin Lakes Apartments of approximately $6,248,000 and $3,532,000, respectively, both require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,672,000 and $3,017,000 are due. The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Depository	Ended	Per Depository
	June 30,	Unit	June 30,	Unit
	2007	Certificate	2006	Certificate

Sale (1)	$3,407	$ 2.79	$ --	$ --
Financing (2)	--	--	280.23
	$3,407	$ 2.79	$ 280	$ .23

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

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows, included in “Item 1. Financial Statements”, to Net Cash from Operations as defined in the Partnership Agreement.

	For the Six Months Ended
	June 30,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$ 133	$ 422
Payments on mortgage notes payable	(47)	(104)
Property improvements and replacements	(263)	(180)
Changes in reserves for net operating
liabilities	36	(61)

Net cash (used in) provided by operations	$ (141)	$ 77

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 899,995 depository unit certificates (the "Units") in the Partnership representing 73.65% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of U.S. Realty I Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of U.S. Realty Partners Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.