Form 10QSB
period 2007-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2007-11-09
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 387
Receivables and deposits		94
Other assets		417
Restricted escrow		152
Investment property:
Land	$ 1,700
Buildings and related personal property	11,808
	13,508
Less accumulated depreciation	(7,015)	6,493
		$ 7,543

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 152
Tenant security deposit liabilities		56
Accrued property taxes		197
Other liabilities		117
Mortgage notes payable		10,868

Partners' Deficit
General partners	$ (2)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(3,845)	(3,847)
		$ 7,543

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Rental income	$ 544	$ 568	$ 1,647	$ 1,689
Other income	62	67	229	218
Total revenues	606	635	1,876	1,907

Expenses:
Operating	309	245	875	698
General and administrative	22	31	89	99
Depreciation	120	105	345	312
Interest	191	190	564	566
Property taxes	46	70	196	211
Total expenses	688	641	2,069	1,886

(Loss) income from continuing operations	(82)	(6)	(193)	21
Income from discontinued operations (Note A)	--	18	41	18

Net (loss) income	$ (82)	$ 12	$ (152)	$ 39

Net loss allocated to general partners (1%)	$ (1)	$ --	$ (2)	$ --
Net (loss) income allocated to depositary
unit certificate holders (99%)	(81)	12	(150)	39
	$ (82)	$ 12	$ (152)	$ 39

Per depository unit certificate:
(Loss) income from continuing operations	$ (.06)	$ --	$ (.15)	$ .02
Income from discontinued operations	--	.01	.03	.01
Net (loss) income per depositary unit
certificate	$ (.06)	$ .01	$ (.12)	$ .03
Distributions per depositary unit
certificate	$ .76	$ .16	$ 3.55	$ .39

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' capital at
December 31, 2006	1,222,000	$ --	$ 642	$ 642

Distributions to partners	--	--	(4,337)	(4,337)

Net loss for the nine months
ended September 30, 2007	--	(2)	(150)	(152)

Partners' deficit at
September 30, 2007	1,222,000	$ (2)	$(3,845)	$(3,847)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (152)	$ 39
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	345	480
Amortization of loan costs	21	25
Change in accounts:
Receivables and deposits	18	(5)
Other assets	(69)	(61)
Accounts payable	(80)	(19)
Tenant security deposit liabilities	8	5
Accrued property taxes	197	195
Other liabilities	(22)	31
Net cash provided by operating activities	266	690

Cash flows used in investing activities:
Property improvements and replacements	(342)	(250)
Net deposits to restricted escrow	(1)	--
Net cash used in investing activities	(343)	(250)

Cash flows from financing activities:
Distributions to partners	(4,337)	(480)
Loan costs paid	(56)	(8)
Payments on mortgage notes payable	(69)	(156)
Proceeds from mortgage note payable	1,110	--
Net cash used in financing activities	(3,352)	(644)

Net decrease in cash and cash equivalents	(3,429)	(204)

Cash and cash equivalents at beginning of period	3,816	495

Cash and cash equivalents at end of period	$ 387	$ 291

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 546	$ 741
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 122	$ 19

At December 31, 2006 and 2005, approximately $30,000 and $9,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2007 and 2006.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and nine months ended September 30, 2006 have been restated to reflect the operations of Governor’s Park Apartments, income of approximately $18,000 for both periods, including revenues of approximately $307,000 and $917,000, respectively, as income from discontinued operations. The income from discontinued operations for the nine months ended September 30, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 20, 2006 sale.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $139,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $77,000 and $69,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $31,000 and $17,000, respectively.

In connection with the refinancing of the debt encumbering the Partnership and its property, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained.  Accordingly, approximately $11,000 was paid during the nine months ended September 30, 2007 (see “Note C – Mortgage Financing”).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $95,000 and $98,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Mortgage Financing

On September 14, 2007, the Partnership obtained a third mortgage loan in the principal amount of $1,110,000 on its sole investment property, Twin Lakes Apartments, located in Palm Harbor, Florida. The third mortgage bears interest at 5.56% per annum and requires monthly payments of principal and interest of approximately $6,300 beginning November 1, 2007 through the December 1, 2015 maturity date.  In addition, the terms of the new mortgage debt require monthly escrow deposits for replacement reserves of approximately $5,000.  The third mortgage has a balloon payment of approximately $963,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016, during which period the third mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.   The Partnership may prepay the third mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $56,000 were capitalized and are included in other assets.

In accordance with the terms of the third loan agreement, payment of the loan may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs.  Events of default include, but are not limited to: nonpayment of monthly principal and interest by the due date; nonpayment of the matured balance of the loan on the maturity date; and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

Note D – Contingencies

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Twin Lakes Apartments
Palm Harbor, Florida	91%	96%

The Corporate General Partner attributes the decrease in occupancy at Twin Lakes Apartments to an increase in competition from the addition of new rentals in the market area.

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

Results of Operations

The Partnership’s net loss was approximately $82,000 and $152,000 for the three and nine months ended September 30, 2007 compared to net income of approximately $12,000 and $39,000 for the three and nine months ended September 30, 2006. The decrease in net income for both periods is due to an increase in total expenses and a decrease in total revenues. The change in income from discontinued operations for both periods did not materially impact the decrease in net income.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2006 have been restated to reflect the operations of Governor’s Park Apartments as discontinued operations as a result of the sale of the property to a third party on December 20, 2006.  The operations of Governor’s Park Apartments, income of approximately $18,000 for both periods, including revenues of approximately $307,000 and $917,000, respectively, are included as income from discontinued operations.  The income from discontinued operations for the nine months ended September 30, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 2006 sale.

Excluding the income from discontinued operations, the Partnership’s loss from continuing operations for the three and nine months ended September 30, 2007 was approximately $82,000 and $193,000, respectively, compared to loss from continuing operations of approximately $6,000 for the three months ended September 30, 2006 and income of approximately $21,000 for the nine months ended September 30, 2006.  The increase in net loss for the three and nine months ended September 30, 2007 is due to an increase in total expenses and a decrease in total revenues.  Total revenues decreased for the three months ended September 30, 2007 due to a decrease in rental income as other income remained relatively constant.  Total revenues decreased for the nine months ended September 30, 2007 due to a decrease in rental income, partially offset by an increase in other income.  Other income increased for the nine months ended September 30, 2007 due to an increase in interest income as a result of higher average cash balances.  Rental income decreased for both periods due to a decrease in occupancy at Twin Lakes Apartments, partially offset by an increase in average rental rates.

The increase in total expenses for both the three and nine months ended September 30, 2007 is due to increases in operating and depreciation expenses, partially offset by decreases in property tax and general and administrative expenses. Interest expense remained relatively constant for the comparable periods.  The increase in operating expense is primarily due to increases in advertising, property, maintenance and insurance expenses. Advertising expense increased as a result of increases in leasing promotions and various advertising mediums due to the competitive market.  Property expense increased due to increases in personnel training and salaries.  Maintenance expense increased due to increases in contract painting, carpet cleaning, landscaping and trash removal costs.  Insurance expense increased due to an increase in insurance premiums at Twin Lakes Apartments.  Property tax expense decreased due to a decrease in the assessed value of Twin Lakes Apartments.  Depreciation expense increased due to capital improvements and replacements placed into service during the year.

General and administrative expense decreased for both periods due to a reduction in management reimbursements as a result of the sale of Governor’s Park Apartments at the end of 2006.  Included in general and administrative expense for the nine months ended September 30, 2007 and 2006 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $387,000 compared to approximately $291,000 at September 30, 2006.

For the nine months ended September 30, 2007, cash and cash equivalents decreased by approximately $3,429,000 from December 31, 2006 due to approximately $3,352,000 of cash used in financing activities and approximately $343,000 of cash used in investing activities, partially offset by approximately $266,000 of cash provided by operating activities.  Cash used in financing activities consisted of payments on the mortgages encumbering the investment property, payment of loan costs and distributions to limited partners partially offset by the addition of a third mortgage at Twin Lakes Apartments. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $434,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering and appliance replacements, HVAC replacements, security equipment enhancements, parking lot improvements, major landscaping, and laundry room improvements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  At September 30, 2007, the first and second mortgage indebtedness on Twin Lakes Apartments of approximately $6,237,000 and $3,521,000, respectively, both require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,672,000 and $3,017,000 are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.

On September 14, 2007, U.S. Realty Partners Limited Partnership (the “Registrant” or “Partnership”) obtained a third mortgage loan in the principal amount of $1,110,000 on its sole investment property, Twin Lakes Apartments, located in Palm Harbor, Florida. The third mortgage bears interest at 5.56% per annum and requires monthly payments of principal and interest of approximately $6,300 beginning November 1, 2007 through the December 1, 2015 maturity date.  In addition, the terms of the new mortgage debt require monthly escrow deposits for replacement reserves of approximately $5,000.  The third mortgage has a balloon payment of approximately $963,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016, during which period the third mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.   The Registrant may prepay the third mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $56,000 were capitalized and are included in other assets.

In accordance with the terms of the third loan agreement, payment of the loan may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs.  Events of default include, but are not limited to: nonpayment of monthly principal and interest by the due date; nonpayment of the matured balance of the loan on the maturity date; and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Depository	Ended	Per Depository
	September 30,	Unit	September 30,	Unit
	2007	Certificate	2006	Certificate

Sale (1)	$3,942	$ 3.23	$ --	$ --
Financing (2)	395.32		480.39
	$4,337	$ 3.55	$ 480	$ .39

(1)

Distribution consists of sale proceeds from December 2006 sale of Governor’s Park Apartments.

(2)

Distributions consist of financing proceeds from the September 2007 financing of a third mortgage at Twin Lakes Apartments and a December 2005 financing of a second mortgage at Twin Lakes Apartments.

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

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash (used in) provided by operating activities as disclosed in the statements of cash flows, included in “Item 1. Financial Statements”, to Net Cash from Operations as defined in the Partnership Agreement.

	For the Nine months ended
	September 30,
	2007	2006
	(in thousands)

Net cash provided by operating activities	$ 266	$ 690
Payments on mortgage notes payable	(69)	(156)
Property improvements and replacements	(342)	(250)
Net increase in restricted escrows	(1)	--
Changes in reserves for net operating
liabilities	(52)	(146)

Net cash (used in) provided by operations	$ (198)	$ 138

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 899,995 depository unit certificates (the "Units") in the Partnership representing 73.65% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: November 9, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 9, 2007	By: /s/Stephen B. Waters
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

10.33

Form of Multifamily Note between Capmark Bank and U.S. Realty     Partners Limited Partnership, a Delaware limited partnership, dated September 14, 2007. Incorporated by reference to Current Report on Form 8-K dated September 14, 2007.

10.34

Form of Multifamily Mortgage, Assignment of Rents and Security       Agreement between Capmark Bank and U.S. Realty Partners Limited      Partnership, a Delaware limited partnership, dated September 14,      2007. Incorporated by reference to Current Report on Form 8-K dated September 14, 2007.

10.35

Form of Replacement Reserve Agreement between Capmark Bank and       U.S. Realty Partners Limited Partnership, a Delaware limited         partnership, dated September 14, 2007. Incorporated by reference to Current Report on Form 8-K dated September 14, 2007.

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