Form 10KSB
period 2007-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2008-03-26
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $2,499,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership is engaged in the business of operating and holding real estate property for investment.  The Partnership commenced operations on August 26, 1986, and acquired its first property, a newly constructed apartment property, on August 28, 1986. Prior to September 5, 1986, it acquired an existing apartment property, a newly constructed shopping center and an existing shopping center.  The Partnership continues to own and operate one of these properties.  The shopping centers were sold on February 1, 1999 and July 2, 1999.  One of the apartment properties was sold on December 20, 2006. See "Item 2. Description of Property".

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

The Partnership has no employees.  Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2007 and 2006.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Twin Lakes Apartments	08/28/86	Fee ownership subject to	Apartment
Palm Harbor, Florida		first, second and third	262 units
mortgages

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party for a gross sales price of $8,055,000. The net proceeds received by the Partnership were approximately $7,872,000 after payment of closing costs of approximately $183,000. The Partnership used approximately $3,171,000 of the net proceeds to repay the mortgage encumbering the property and approximately $758,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,974,000 during the year ended December 31, 2006 as a result of the sale and this amount is included in gain on sale of discontinued operations in the statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $828,000 for the year ended December 31, 2006 due to the write-off of approximately $70,000 in unamortized loan costs and the payment of approximately $758,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments, including revenues of approximately $1,181,000 for the year ended December 31, 2006 have been reflected as loss from discontinued operations for the year ended December 31, 2006. The Partnership recognized income from discontinued operations from the sale of Governor’s Park Apartments of approximately $41,000 and loss of approximately $879,000 for the years ended December 31, 2007 and 2006, respectively. The income from discontinued operations for the year ended December 31, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 2006 sale.

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Twin Lakes Apartments	$14,089	$ 7,144	5-35 yrs	S/L	$ 3,881

See "Item 7. Financial Statements-Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership’s property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
	2007	Rate	Amortized	Date	Maturity (1)
	(in thousands)
Twin Lakes Apartments
1st mortgage	$ 6,225	8.23%	120 months	12/01/2015	$ 5,672
2nd mortgage	3,508	5.62%	120 months	12/01/2015	3,017
3rd mortgage	1,108	5.56%	98 months	12/01/2015	963
	$10,841				$ 9,652

(1)

See "Item 7. Financial Statements - Note C" for information with respect to other details about the loans.

On September 14, 2007, the Partnership obtained a third mortgage loan in the principal amount of $1,110,000 on its sole investment property, Twin Lakes Apartments, located in Palm Harbor, Florida. The third mortgage bears interest at 5.56% per annum and requires monthly payments of principal and interest of approximately $6,300 beginning November 1, 2007 through the December 1, 2015 maturity date.  In addition, the terms of the new mortgage debt require monthly escrow deposits for replacement reserves of approximately $5,000.  The third mortgage has a balloon payment of approximately $963,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016, during which period the third mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.   The Partnership may prepay the third mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $66,000 were capitalized and are included in other assets.

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

The first and second mortgage loans are guaranteed by an affiliate of the Corporate General Partner. With respect to the first and second mortgage loans, the Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgages would both bear interest at a rate equal to the British Bankers Association’s one month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2007 and 2006 for the property are as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Twin Lakes Apartments	$ 9,334	$ 9,039	91%	95%

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

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2007 for the property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)
Twin Lakes Apartments	$ 253	1.88%

Capital Improvements:

Twin Lakes Apartments

The Partnership completed approximately $1,015,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2007, consisting primarily of floor covering and appliance replacements, HVAC replacements, security equipment enhancements, parking lot improvements, plumbing improvements, major landscaping and laundry room improvements.  These improvements were funded from operating cash flow and from advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partnership Matters

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders.  As of December 31, 2007, the number of DUCs holders of record was 603 and there were 1,222,000 units outstanding.  Transfer of DUCs is subject to certain suitability and other requirements.  Affiliates of the Corporate General Partner own 900,195 DUCs or 73.67% at December 31, 2007.  No public trading market has developed for the DUCs and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per DUC data):

	Year Ended	Per Depository	Year Ended	Per Depository
	December 31,	Unit	December 31,	Unit
	2007	Certificate	2006	Certificate

Sale (1)	$3,942	$ 3.23	$ --	$ --
Financing (2)	395.32		480.39
	$4,337	$ 3.55	$ 480	$ .39

(1)

Distribution consists of sale proceeds from the December 2006 sale of Governor’s Park Apartments.

(2)

Distributions consist of financing proceeds from the September 2007 financing of a third mortgage at Twin Lakes Apartments and a December 2005 financing of a second mortgage at Twin Lakes Apartments.

Future cash distributions will depend on the level of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2008 or subsequent periods.  See "Item 2. Description of Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2007.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUCholders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $270,000 for the year ended December 31, 2007 as compared to net income of approximately $4,088,000 for the year ended December 31, 2006.  The decrease in net income for the year ended December 31, 2007 was due to the recognition of a gain on the sale of Governor’s Park Apartments in 2006 and an increase in loss from continuing operations partially offset by a decrease in loss from discontinued operations.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party for a gross sales price of $8,055,000. The net proceeds received by the Partnership were approximately $7,872,000 after payment of closing costs of approximately $183,000. The Partnership used approximately $3,171,000 of the net proceeds to repay the mortgage encumbering the property and approximately $758,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,974,000 during the year ended December 31, 2006 as a result of the sale and this amount is included in gain on sale of discontinued operations in the statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $828,000 for the year ended December 31, 2006 due to the write-off of approximately $70,000 in unamortized loan costs and the payment of approximately $758,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments, including revenues of approximately $1,181,000 for the year ended December 31, 2006 have been reflected as loss from discontinued operations for the year ended December 31, 2006. The Partnership recognized income from discontinued operations from the sale of Governor’s Park Apartments of approximately $41,000 and loss of approximately $879,000 for the years ended December 31, 2007 and 2006, respectively. The income from discontinued operations for the year ended December 31, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 2006 sale.

The Partnership recognized a loss from continuing operations of approximately $311,000 and $7,000 for the years ended December 31, 2007 and 2006, respectively. The increase in loss from continuing operations is due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased for the year ended December 31, 2007 due to a decrease in rental income partially offset by an increase in other income.  Rental income decreased due to a decrease in occupancy at Twin Lakes Apartments and an increase in bad debt expense partially offset by an increase in the average rental rate at the property.  Other income increased due to an increase in interest income as a result of larger average cash balances partially offset by decreases in ancillary and pet fee income and washer/dryer income.

Total expenses increased for the year ended December 31, 2007 due to increases in operating, interest and depreciation expenses partially offset by decreases in property tax and general and administrative expenses.  Operating expense increased due to increases in advertising, property, maintenance and insurance expenses. Advertising expense increased as a result of increases in leasing promotions and various advertising mediums due to the competitive market.  Property expense increased due to increases in payroll and utility costs.  Maintenance expense increased due to increases in contract repairs and supplies and turnover costs.  Insurance expense increased due to increased premiums at Twin Lakes Apartments.  Interest expense increased due to the third mortgage that was added to Twin Lakes Apartments during September 2007.  Depreciation expense increased due to capital improvements and replacements placed into service during the year.  Property tax expense decreased due to a decrease in the tax rate at Twin Lakes Apartments.

General and administrative expense decreased due to a reduction in management reimbursements as a result of the sale of Governor’s Park Apartments at the end of 2006.  Included in general and administrative expense for the years ended December 31, 2007 and 2006 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007 the Partnership had cash and cash equivalents of approximately $105,000 compared to approximately $3,816,000 at December 31, 2006.  Cash and cash equivalents decreased approximately $3,711,000 from December 31, 2006 due to approximately $3,078,000 and $801,000 of cash used in financing and investing activities, respectively, partially offset by approximately $168,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, payments on the mortgages encumbering the investment property and payment of loan costs partially offset by the addition of a third mortgage at Twin Lakes Apartments and the receipt of advances from an affiliate of the Corporate General Partner.  Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow from operations may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first and second mortgages of approximately $9,733,000 at December 31, 2007 require monthly payments of principal and interest of approximately $68,000. Both mortgages mature December 1, 2015 at which time balloon payments of approximately $8,689,000 are due. On September 14, 2007, the Partnership obtained a third mortgage loan in the principal amount of $1,110,000 on its sole investment property, Twin Lakes Apartments, located in Palm Harbor, Florida. The third mortgage bears interest at 5.56% per annum and requires monthly payments of principal and interest of approximately $6,300 beginning November 1, 2007 through the December 1, 2015 maturity date.  In addition, the terms of the new mortgage debt require monthly escrow deposits for replacement reserves of approximately $5,000.  The third mortgage has a balloon payment of approximately $963,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016, during which period the third mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.   The Partnership may prepay the third mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $66,000 were capitalized and are included in other assets.

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

With respect to the first and second mortgage loans, the Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgages would both bear interest at a rate equal to the British Bankers Association’s one month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Depository	Year Ended	Per Depository
	December 31,	Unit	December 31,	Unit
	2007	Certificate	2006	Certificate

Sale (1)	$3,942	$ 3.23	$ --	$ --
Financing (2)	395.32		480.39
	$4,337	$ 3.55	$ 480	$ .39

(1)

Distribution consists of sale proceeds from the December 2006 sale of Governor’s Park Apartments.

(2)

Distributions consist of financing proceeds from the September 2007 financing of a third mortgage at Twin Lakes Apartments and a December 2005 financing of a second mortgage at Twin Lakes Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during 2008 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows, included in “Item 7. Financial Statements”, to Net Cash from Operations as defined in the Partnership Agreement.

	For the Years Ended
	December 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 168	$ 494
Payments on mortgage notes payable	(96)	(210)
Advances from affiliates	311	--
Property improvements and replacements	(800)	(417)
Change in restricted escrows, net	(1)	(1)
Changes in reserves for net operating
liabilities	66	127
Net cash used in operations	$ (352)	$ (7)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2007.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, DUCholders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended

December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

U. S. Realty Partners Limited Partnership

We have audited the accompanying balance sheet of U. S. Realty Partners Limited Partnership as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 20, 2008

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 105
Receivables and deposits		106
Other assets		367
Restricted escrow		152
Investment property (Notes B, E and F):
Land	$ 1,700
Buildings and related personal property	12,389
	14,089
Less accumulated depreciation	(7,144)	6,945
		$ 7,675

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 273
Tenant security deposit liabilities		58
Other liabilities		152
Due to affiliates (Note D)		316
Mortgage notes payable (Note B)		10,841

Partners' Deficit
General partners	$ (3)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(3,962)	(3,965)
		$ 7,675

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$2,196	$2,234
Other income	303	291
Total revenues	2,499	2,525

Expenses:
Operating	1,196	947
General and administrative	117	135
Depreciation	474	419
Interest	768	754
Property taxes	255	277
Total expenses	2,810	2,532

Loss from continuing operations	(311)	(7)
Income (loss) from discontinued operations (Note F)	41	(879)
Gain on sale of discontinued operations (Note F)	--	4,974
Net (loss) income	$ (270)	$4,088

Net (loss) income allocated to general partners	$ (3)	$ 11
Net (loss) income allocated to depositary unit
certificate holders	(267)	4,077
	$ (270)	$4,088
Per depositary unit certificate:
Loss from continuing operations	$ (.25)	$ (.01)
Income (loss) from discontinued operations	.03	(.71)
Gain on sale of discontinued operations	--	4.06
Net (loss) income per depository unit certificate	$ (.22)	$ 3.34

Distributions per depositary unit certificate	$ 3.55	$ .39

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit
at December 31, 2005	1,222,000	$ (11)	$(2,955)	$(2,966)

Distribution to partners		--	(480)	(480)

Net income for the year
ended December 31, 2006	--	11	4,077	4,088

Partners' capital
at December 31, 2006	1,222,000	--	642	642

Distributions to partners	--	--	(4,337)	(4,337)

Net loss for the year
ended December 31, 2007	--	(3)	(267)	(270)

Partners' deficit
at December 31, 2007	1,222,000	$ (3)	$(3,962)	$(3,965)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (270)	$ 4,088
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	474	646
Amortization of loan costs	30	33
Gain on sale of investment property	--	(4,974)
Loss on early extinguishment of debt	--	828
Change in accounts:
Receivables and deposits	6	(18)
Other assets	(18)	21
Accounts payable	(82)	14
Tenant security deposit liabilities	10	(20)
Accrued taxes	--	(77)
Other liabilities	13	(45)
Due to affiliates	5	(2)
Net cash provided by operating activities	168	494

Cash flows from investing activities:
Property improvements and replacements	(800)	(417)
Net deposits to restricted escrows	(1)	(1)
Net proceeds from sale of investment property	--	7,872
Net cash (used in) provided by investing
activities	(801)	7,454

Cash flows from financing activities:
Payments on mortgage notes payable	(96)	(210)
Repayment of mortgage note payable	--	(3,171)
Prepayment penalty paid	--	(758)
Proceeds from mortgage note payable	1,110	--
Loan costs paid	(66)	(8)
Advances from affiliates	311	--
Distributions to partners	(4,337)	(480)
Net cash used in by financing activities	(3,078)	(4,627)

Net (decrease) increase in cash and cash equivalents	(3,711)	3,321
Cash and cash equivalents at beginning of year	3,816	495
Cash and cash equivalents at end of year	$ 105	$ 3,816
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 736	$ 1,007
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 245	$ 30

At December 31, 2005, approximately $9,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Financial Statements

U. S. REALTY PARTNERS LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007

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

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the operations of Governor’s Park Apartments are reflected as income (loss) from discontinued operations due to the sale of the property to a third party on December 20, 2006 (see Note F).

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Property.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any material costs related to interest, property taxes or operating costs during the years ended December 31, 2007 and 2006. Capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $11,830,000.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the rental property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of 1) real property additions over 27-1/2 years, and 2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $346,000, less accumulated amortization of approximately $58,000, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2007 and 2006 was approximately $30,000 and $28,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $36,000 for the years 2008 through 2012. Amortization of loan costs associated with the Partnership’s sold property during 2006 was approximately $5,000 for the year ended December 31, 2006 and is included in income (loss) from discontinued operations.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.

Amortization of these costs is included in operating expenses and income (loss) from discontinued operations.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $43,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow – In connection with the second mortgage obtained on Twin Lakes Apartments in December 2005 and the third mortgage obtained during September 2007, the lenders required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms.  At December 31, 2007 the total reserve balance was approximately $152,000.

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

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense and income (loss) from discontinued operations, was approximately $65,000 and $63,000 for the years ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B – Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2007	Interest	Rate	Date	Maturity
	(in thousands)

Twin Lakes Apartments
1st mortgage	$ 6,225	$ 47	8.23%	12/01/2015	$5,672
2nd mortgage	3,508	21	5.62%	12/01/2015	3,017
3rd mortgage	1,108	6	5.56%	12/01/2015	963
	$10,841	$ 74			$9,652

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property.  The investment property may not be sold subject to the existing indebtedness.

On September 14, 2007, the Partnership obtained a third mortgage loan in the principal amount of $1,110,000 on its sole investment property, Twin Lakes Apartments, located in Palm Harbor, Florida. The third mortgage bears interest at 5.56% per annum and requires monthly payments of principal and interest of approximately $6,300 beginning November 1, 2007 through the December 1, 2015 maturity date.  In addition, the terms of the new mortgage debt require monthly escrow deposits for replacement reserves of approximately $5,000.  The third mortgage has a balloon payment of approximately $963,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016, during which period the third mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.   The Partnership may prepay the third mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $66,000 were capitalized and are included in other assets.

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

The first and second mortgage loans are guaranteed by an affiliate of the Corporate General Partner. With respect to the first and second mortgage loans, the Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgages would both bear interest at a rate equal to the British Bankers Association’s one month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 113
2009	124
2010	132
2011	142
2012	150
Thereafter	10,180
$10,841

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands except per unit data):

	Years Ended December 31,
	2007	2006

Net (loss) income as reported	$ (270)	$ 4,088
Add (deduct):
Depreciation differences	193	432
Difference in bad debt expense	--	(1)
Change in prepaid rentals	24	(23)
Gain on sale of property	--	1,937
Other	(89)	(25)
Federal taxable (loss) income	$ (142)	$6,408
Federal taxable (loss) income per DUC	$(0.11)	$ 5.24

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2007 (in thousands):

Net liabilites as reported	$(3,965)
Land and buildings	800
Accumulated depreciation	(3,864)
Syndication	2,774
Other	151
Net assets - tax basis	$(4,104)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $123,000 and $184,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $138,000 and $101,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2007 and 2006 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $80,000 and $31,000, respectively. At December 31, 2007 approximately $3,000 of reimbursements were owed and are included in due to affiliates. In connection with the refinancing of the debt encumbering the Partnership and its property, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $11,000 was paid during the year ended December 31, 2007 (see “Note C – Mortgage Notes Payable”).

During the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $311,000 to fund capital improvements at Twin Lake Apartments. During 2007, the Partnership accrued interest of approximately $2,000. There were no such advances made or interest incurred during the year ended December 31, 2006. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (9.25% at December 31, 2007). Interest expense related to these advances was approximately $2,000 for the year ended December 31, 2007. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $313,000 and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, additional advances of approximately $175,000 were received from AIMCO Properties, L.P. to fund capital improvements.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $71,000 and $98,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2007.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUCholders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Twin Lakes Apartments
Palm Harbor, Florida	$10,841	$1,928	$ 9,283	$2,878
Totals

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Twin Lakes
Apartments	$1,700	$12,389	$14,089	$ 7,144	1986	08/28/86	5-35

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Property
Balance at beginning of year	$ 13,074	$ 19,712
Property improvements and replacements	1,015	438
Sale of investment property	--	(7,076)
Balance at end of year	$ 14,089	$ 13,074
Accumulated Depreciation
Balance at beginning of year	$ 6,670	$ 10,258
Additions charged to expense	474	646
Sale of investment property	--	(4,234)
Balance at end of year	$ 7,144	$ 6,670

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006, is approximately $14,889,000 and $13,944,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $11,008,000 and $10,727,000, respectively.

Note F – Disposition of Investment Property

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party for a gross sales price of $8,055,000. The net proceeds received by the Partnership were approximately $7,872,000 after payment of closing costs of approximately $183,000. The Partnership used approximately $3,171,000 of the net proceeds to repay the mortgage encumbering the property and approximately $758,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,974,000 during the year ended December 31, 2006 as a result of the sale and this amount is included in gain on sale of discontinued operations in the statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $828,000 for the year ended December 31, 2006 due to the write-off of approximately $70,000 in unamortized loan costs and the payment of approximately $758,000 for a prepayment penalty relating to the repayment of the mortgage encumbering the property. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments, including revenues of approximately $1,181,000 for the year ended December 31, 2006 have been reflected as loss from discontinued operations for the year ended December 31, 2006. The Partnership recognized income from discontinued operations from the sale of Governor’s Park Apartments of approximately $41,000 and loss of approximately $879,000 for the years ended December 31, 2007 and 2006, respectively. The income from discontinued operations for the year ended December 31, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 2006 sale.

Note G – Contingencies

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance, Compliance with Section 16(a) of the Exchange Act

U.S. Realty Partnership (the “Partnership” or the “Registrant”) has no officers or directors.  U.S. Realty I Corporation (the “Corporate General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO and the Corporate General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Depositary Unit Certificates (“DUCs”) as of December 31, 2007.

Entity	Number of DUCs	Percentage
AIMCO Properties, L.P.	900,195	73.67%
(an affiliate of AIMCO)

AIMCO Properties, L.P. is ultimately owned by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any DUCs.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $123,000 and $184,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $138,000 and $101,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $80,000 and $31,000, respectively. At December 31, 2007 approximately $3,000 of reimbursements were owed and are included in due to affiliates. In connection with the refinancing of the debt encumbering the Partnership and its property, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $11,000 was paid during the year ended December 31, 2007.

During the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $311,000 to fund capital improvements at Twin Lake Apartments. During 2007, the Partnership accrued interest of approximately $2,000. There were no such advances made or interest incurred during the year ended December 31, 2006. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (9.25% at December 31, 2007). Interest expense related to these advances was approximately $2,000 for the year ended December 31, 2007. At December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $313,000 and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, additional advances of approximately $175,000 were received from AIMCO Properties, L.P. to fund capital improvements.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $71,000 and $98,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2007.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUCholders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $38,000 for 2007 and 2006, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $9,000 and $8,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 25, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 25, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2008
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