Form 10-Q
period 2008-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2008-05-14
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 60	$ 105
Receivables and deposits	102	106
Other assets	454	367
Restricted escrow	153	152
Investment property:
Land	1,700	1,700
Buildings and related personal property	12,588	12,389
	14,288	14,089
Less accumulated depreciation	(7,272)	(7,144)
	7,016	6,945
	$ 7,785	$ 7,675

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 259	$ 273
Tenant security deposit liabilities	64	58
Accrued property taxes	63	--
Other liabilities	134	152
Due to affiliates	537	316
Mortgage notes payable	10,812	10,841
	11,869	11,640

Partners' Deficit
General partners	(4)	(3)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(4,080)	(3,962)
	(4,084)	(3,965)
	$ 7,785	$ 7,675

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 583	$ 553
Other income	61	88
Total revenues	644	641

Expenses:
Operating	302	283
General and administrative	24	34
Depreciation	149	111
Interest	212	186
Property taxes	62	75
Total expenses	749	689

Casualty loss (Note C)	(14)	--

Net loss	$ (119)	$ (48)

Net loss allocated to general partners (1%)	$ (1)	$ --
Net loss allocated to depositary unit certificate
holders (99%)	(118)	(48)
	$ (119)	$ (48)

Net loss per depositary unit certificate	$ (.10)	$ (.04)

Distribution per limited partnership unit	$ --	$ 2.46

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2007	1,222,000	$ (3)	$(3,962)	$(3,965)

Net loss for the three months
ended March 31, 2008	--	(1)	(118)	(119)

Partners' deficit at
March 31, 2008	1,222,000	$ (4)	$(4,080)	$(4,084)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (119)	$ (48)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	149	111
Casualty loss	14	-- --
Amortization of loan costs	9	7
Change in accounts:
Receivables and deposits	4	11
Other assets	(96)	(153)
Accounts payable	198	153
Tenant security deposit liabilities	6	6
Accrued property taxes	63	75
Other liabilities	(18)	10
Due to affiliates	19	--
Net cash provided by operating activities	229	172

Cash flows from investing activities:
Property improvements and replacements	(446)	(96)
Net deposits to restricted escrow	(1)	--
Net cash used in investing activities	(447)	(96)

Cash flows from financing activities:
Payments on mortgage notes payable	(29)	(25)
Advances from affiliates	202	--
Distributions to partners	--	(3,009)
Net cash provided by (used in) financing
activities	173	(3,034)

Net decrease in cash and cash equivalents	(45)	(2,958)

Cash and cash equivalents at beginning of period	105	3,816

Cash and cash equivalents at end of period	$ 60	$ 858

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 195	$ 179

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 33	$ 17

At December 31, 2007 and 2006, approximately $245,000 and $30,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2008 and 2007.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $30,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $60,000 and $33,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $50,000 and $12,000, respectively.  At March 31, 2008 and December 31, 2007, approximately $14,000 and $3,000, respectively, of reimbursements were owed and are included in due to affiliates.

During the three months ended March 31, 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $202,000 to fund capital improvements at Twin Lake Apartments. During the three months ended March 31, 2008, the Partnership accrued interest of approximately $9,000. There were no such advances made or interest incurred during the three months ended March 31, 2007. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (7.25% at March 31, 2008). At March 31, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $523,000 and $313,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, additional advances of approximately $188,000 were received from AIMCO Properties, L.P. to fund capital improvements.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $71,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Loss

During the three months ended March 31, 2008, Twin Lakes Apartments suffered water damage as a result of water pipe breaks in several of the Partnership’s apartment units.  As of March 31, 2008, the Partnership incurred $66,000 in capitalizable costs to repair the water damage.  It is not anticipated that the Partnership will receive any insurance proceeds as the damages do not exceed the Partnership’s insurance deductible.  The Partnership recognized a casualty loss of approximately $14,000 during the three months ended March 31, 2008 as a result of the write off of approximately $14,000 of undepreciated property improvements and replacements.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Twin Lakes Apartments
Palm Harbor, Florida	96%	91%

The Corporate General Partner attributes the increase in occupancy at Twin Lakes Apartments to increased marketing to attract potential residents and increased concessions offered to new residents.

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

Results of Operations

The Partnership’s net loss was approximately $119,000 and $48,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase in net loss is due to an increase in total expenses and the recognition of a casualty loss partially offset by a slight increase in total revenues.

Total revenues increased due to an increase in rental income offset by a decrease in other income.  Rental income increased due to an increase in occupancy at Twin Lakes Apartments.  Other income decreased due to a decrease in interest income as a result of lower average cash balances when compared to 2007.

During the three months ended March 31, 2008, Twin Lakes Apartments suffered water damage as a result of water pipe breaks in several of the Partnership’s apartment units.  As of March 31, 2008, the Partnership incurred $66,000 in capitalizable costs to repair the water damage.  It is not anticipated that the Partnership will receive any insurance proceeds as the damages do not exceed the Partnership’s insurance deductible.  The Partnership recognized a casualty loss of approximately $14,000 during the three months ended March 31, 2008 as a result of the write off of approximately $14,000 of undepreciated property improvements and replacements.

Total expenses increased for the three months ended March 31, 2008 due to increases in operating, interest, and depreciation expenses partially offset by a decrease in general and administrative and property tax expense.  The increase in operating expense is due to increases in property and insurance expenses.  Property expense increased due to increases in payroll and related benefit costs.  Insurance expense increased due to an increase in hazard insurance premiums.  Depreciation expense increased due to capital improvements and replacements placed into service during the year.  Interest expense increased due to an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner and due to the third mortgage obtained on the investment property in the third quarter of 2007.  Property tax expense decreased due to a decrease in the tax rate at Twin Lakes Apartments.

General and administrative expense decreased due to a reduction in management reimbursements as a result of a decrease in costs incurred by the Corporate General Partner included in the reimbursements charged to the Partnership.  Included in general and administrative expense for the three months ended March 31, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008 the Partnership had cash and cash equivalents of approximately $60,000 compared to approximately $858,000 at March 31, 2007.  For the three months ended March 31, 2008, cash and cash equivalents decreased by approximately $45,000 from December 31, 2007 due to approximately $447,000 of cash used in investing activities offset by approximately $229,000 and $173,000 of cash provided by operating and financing activities, respectively. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments on the mortgages encumbering the investment property.  Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow.  The Partnership invests it working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $234,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering replacements, casualty repairs, appliance replacements, kitchen and bath upgrades, air conditioning replacements, and landscaping improvements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At March 31, 2008, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,212,000, $3,496,000 and $1,104,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,672,000, $3,017,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

The Partnership distributed the following amounts during the three months ended March 31, 2008 and 2007 (in thousands, except per unit data):

	Three Months		Three Months
	Ended	Per Depository	Ended	Per Depository
	March 31,	Unit	March 31,	Unit
	2008	Certificate	2007	Certificate

Sale (1)	$ --	$ --	$ 3,009	$ 2.46

(1)

Distribution consists of sale proceeds from the December 2006 sale of Governor’s Park Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners during 2008 or subsequent periods.

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

	For the Three months ended
	March 31,
	2008	2007
	(in thousands)

Net cash provided by operating activities	$ 229	$ 172
Payments on mortgage notes payable	(29)	(25)
Property improvements and replacements	(446)	(96)
Advances from affiliates	202	--
Net decrease in restricted escrows	(1)	--
Changes in reserves for net operating
liabilities	(176)	(102)

Net cash used in operations	$ (221)	$ (51)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (the "Units") in the Partnership representing 73.67% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

(b)

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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