Form 10-Q
period 2008-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2008-08-13
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 86	$ 105
Receivables and deposits	93	106
Other assets	400	367
Restricted escrow	104	152
Investment property:
Land	1,700	1,700
Buildings and related personal property	12,968	12,389
	14,668	14,089
Less accumulated depreciation	(7,431)	(7,144)
	7,237	6,945
	$ 7,920	$ 7,675

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 190	$ 273
Tenant security deposit liabilities	59	58
Accrued property taxes	125	--
Other liabilities	124	152
Due to affiliates (Note B)	859	316
Mortgage notes payable	10,785	10,841
	12,142	11,640

Partners' Deficit
General partners	(5)	(3)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(4,217)	(3,962)
	(4,222)	(3,965)
	$ 7,920	$ 7,675

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 566	$ 550	$ 1,149	$ 1,103
Other income	65	79	126	167
Total revenues	631	629	1,275	1,270

Expenses:
Operating	302	283	604	566
General and administrative	30	33	54	67
Depreciation	157	114	306	225
Interest	217	187	429	373
Property taxes	63	75	125	150
Total expenses	769	692	1,518	1,381

Casualty loss	--	--	(14)	--

Loss from continuing operations	(138)	(63)	(257)	(111)
Income from discontinued operations (Note A)	--	41	--	41
Net loss	$ (138)	$ (22)	$ (257)	$ (70)

Net loss allocated to general partners (1%)	$ (1)	$ --	$ (2)	$ (1)
Net loss allocated to depository unit
certificate holders (99%)	(137)	(22)	(255)	(69)
	$ (138)	$ (22)	$ (257)	$ (70)

Per depositary unit certificate:
Loss from continuing operations	$ (.11)	$ (.05)	$ (.21)	$ (.09)
Income from discontinued operations	--	.03	--	.03
Net loss per depository unit certificate	$ (.11)	$ (.02)	$ (.21)	$ (.06)

Distributions per depository unit
certificate	$ --	$ .33	$ --	$ 2.79

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2007	1,222,000	$ (3)	$(3,962)	$(3,965)

Net loss for the six months
ended June 30, 2008	--	(2)	(255)	(257)

Partners' deficit at
June 30, 2008	1,222,000	$ (5)	$(4,217)	$(4,222)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (257)	$ (70)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	306	225
Casualty loss	14	--
Amortization of loan costs	18	14
Change in accounts:
Receivables and deposits	13	29
Other assets	(51)	(114)
Accounts payable	(10)	(82)
Tenant security deposit liabilities	1	4
Accrued property taxes	125	151
Other liabilities	(28)	(24)
Due to affiliates	43	--
Net cash provided by operating activities	174	133

Cash flows from investing activities:
Net withdrawals from restricted escrow	48	--
Property improvements and replacements	(685)	(263)
Net cash used in investing activities	(637)	(263)

Cash flows from financing activities:
Payments on mortgage notes payable	(56)	(47)
Advances from affiliates	500	--
Distributions to partners	--	(3,407)
Net cash provided by (used in) financing
activities	444	(3,454)

Net decrease in cash and cash equivalents	(19)	(3,584)

Cash and cash equivalents at beginning of period	105	3,816

Cash and cash equivalents at end of period	$ 86	$ 232

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 391	$ 361
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 170	$ 15

At December 31, 2007 and 2006, approximately $245,000 and $30,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2008 and 2007.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments are classified as discontinued operations for the three and six months ended June 30, 2007. The income from discontinued operations for the three and six months ended June 30, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 20, 2006 sale.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $63,000 and $61,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $106,000 and $52,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $85,000 and $17,000, respectively.  At June 30, 2008 and December 31, 2007, approximately $24,000 and $3,000, respectively, of reimbursements were owed and are included in due to affiliates.

During the six months ended June 30, 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $500,000 to fund capital improvements at Twin Lake Apartments. During the six months ended June 30, 2008, the Partnership accrued interest of approximately $22,000. There were no such advances made or interest incurred during the six months ended June 30, 2007. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (7.00% at June 30, 2008). At June 30, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $835,000 and $313,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, additional advances of approximately $110,000 were received from AIMCO Properties, L.P. to fund capital improvements.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $71,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Loss

During the six months ended June 30, 2008, Twin Lakes Apartments suffered water damage as a result of water pipe breaks in several of the Partnership’s apartment units.  As of June 30, 2008, the Partnership incurred $60,000 in capitalizable costs and $17,000 in clean up costs to repair the water damage.  It is not anticipated that the Partnership will receive any insurance proceeds as the damages do not exceed the Partnership’s insurance deductible.  The Partnership recognized a casualty loss of approximately $14,000 during the six months ended June 30, 2008 as a result of the write off of approximately $14,000 of undepreciated property improvements and replacements.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

Twin Lakes Apartments
Palm Harbor, Florida	95%	91%

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

Results of Operations

The Partnership’s net loss was approximately $138,000 and $257,000 for the three and six months ended June 30, 2008, respectively, compared to net loss of approximately $22,000 and $70,000 for the three and six months ended June 30, 2007, respectively. The increase in net loss for the three months ended June 30, 2008 is due to an increase in total expenses and a decrease in income from discontinued operations. The increase in net loss for the six months ended June 30, 2008 is due to an increase in total expenses, the recognition of a casualty loss, and a decrease in income from discontinued operations.

On December 30, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments are classified as discontinued operations for the three and six months ended June 30, 2007. The income from discontinued operations for the three and six months ended June 30, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 20, 2006 sale.

Excluding the income from discontinued operations, the Partnership’s loss from continuing operations was approximately $138,000 and $257,000 for the three and six months ended June 30, 2008, respectively, compared to loss from continuing operations of approximately $63,000 and $111,000 for the three and six months ended June 30, 2007, respectively. The increase in loss from continuing operations for the three months ended June 30, 2008 is due to an increase in total expenses. The increase in loss from continuing operations for the six months ended June 30, 2008 is due to an increase in total expenses and the recognition of a casualty loss.

Total expenses increased for both periods due to increases in operating, depreciation, and interest expenses, partially offset by decreases in property tax and general and administrative expenses. The increase in operating expense for both periods is due to an increase in property expense partially offset by a decrease in insurance expense.  Property expense increased due to increases in payroll and related benefit costs.  Insurance expense decreased for both periods primarily due to a decrease in hazard insurance premiums.  Depreciation expense increased for both periods due to capital improvements and replacements placed into service during the year.  Interest expense increased for both periods due to an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, and due to the third mortgage obtained on the investment property in the third quarter of 2007.  Property tax expense decreased due to a decrease in the tax rate at Twin Lakes Apartments.

General and administrative expense decreased for both periods due to a reduction in management reimbursements as a result of a decrease in costs incurred by the Corporate General Partner included in the reimbursements charged to the Partnership. Included in general and administrative expense for both the three and six months ended June 30, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the six months ended June 30, 2008, Twin Lakes Apartments suffered water damage as a result of water pipe breaks in several of the Partnership’s apartment units.  As of June 30, 2008, the Partnership incurred $60,000 in capitalizable costs and $17,000 in emergency clean up costs to repair the water damage.  It is not anticipated that the Partnership will receive any insurance proceeds as the damages do not exceed the Partnership’s insurance deductible. The Partnership recognized a casualty loss of approximately $14,000 during the six months ended June 30, 2008 as a result of the write off of approximately $14,000 of undepreciated property improvements and replacements.

Total revenues remained relatively constant for both periods as an increase in rental income was offset by a decrease in other income. Rental income increased due to an increase in occupancy partially offset by a small decrease in average rental rates at Twin Lakes Apartments. Other income decreased due to a decrease in utility reimbursements, application and administrative fees, washer/dryer income and interest income as a result of lower average cash balances when compared to 2007.

Liquidity and Capital Resources

At June 30, 2008 the Partnership had cash and cash equivalents of approximately $86,000 compared to approximately $232,000 at June 30, 2007.  For the six months ended June 30, 2008, cash and cash equivalents decreased by approximately $19,000 from December 31, 2007 due to approximately $637,000 of cash used in investing activities, partially offset by approximately $444,000 and $174,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments on the mortgages encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $610,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering replacements, appliance replacements, recreational facility replacements, kitchen and bath upgrades, air conditioning replacements, major landscaping and water/sewer upgrades.  These improvements were funded from operating cash flow, replacement reserves and advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At June 30, 2008, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,201,000, $3,484,000 and $1,100,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,672,000, $3,017,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Depository	Ended	Per Depository
	June 30,	Unit	June 30,	Unit
	2008	Certificate	2007	Certificate

Sale (1)	$ --	$ --	$ 3,407	$ 2.79

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

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows, included in “Item 1. Financial Statements”, to Net Cash from Operations as defined in the Partnership Agreement.

	For the Six months ended
	June 30,
	2008	2007
	(in thousands)

Net cash provided by operating activities	$ 174	$ 133
Payments on mortgage notes payable	(56)	(47)
Property improvements and replacements	(685)	(263)
Advances from affiliates	500	--
Net decrease in restricted escrows	48	--
Changes in reserves for net operating
liabilities	(93)	36

Net cash used in operations	$ (112)	$ (141)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (the "Units") in the Partnership representing 73.67% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Corporate General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Corporate General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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