Form 10-Q
period 2008-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2008-11-13
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 82	$ 105
Receivables and deposits	100	106
Other assets	367	367
Restricted escrow	106	152
Investment property:
Land	1,700	1,700
Buildings and related personal property	13,082	12,389
	14,782	14,089
Less accumulated depreciation	(7,583)	(7,144)
	7,199	6,945
	$ 7,854	$ 7,675

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 22	$ 273
Tenant security deposit liabilities	68	58
Accrued property taxes	188	--
Other liabilities	144	152
Due to affiliates (Note B)	1,031	316
Mortgage notes payable	10,757	10,841
	12,210	11,640

Partners' Deficit
General partners	(7)	(3)
Depositary unit certificate holders (2,440,000
units authorized; 1,222,000 units issued and outstanding)	(4,349)	(3,962)
	(4,356)	(3,965)
	$ 7,854	$ 7,675

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Rental income	$ 568	$ 544	$ 1,717	$ 1,647
Other income	76	62	202	229
Total revenues	644	606	1,919	1,876

Expenses:
Operating	320	309	924	875
General and administrative	29	22	83	89
Depreciation	162	120	468	345
Interest	221	191	650	564
Property taxes	62	46	187	196
Total expenses	794	688	2,312	2,069

Casualty gain	16	--	2	--

Loss from continuing operations	(134)	(82)	(391)	(193)
Income from discontinued operations
(Note A)	--	--	--	41

Net loss	$ (134)	$ (82)	$ (391)	$ (152)

Net loss allocated to general
partners (1%)	$ (2)	$ (1)	$ (4)	$ (2)
Net loss allocated to depositary
unit certificate holders (99%)	(132)	(81)	(387)	(150)
	$ (134)	$ (82)	$ (391)	$ (152)

Per depository unit certificate:
Loss from continuing operations	$ (.11)	$ (.06)	$ (.32)	$ (.15)
Income from discontinued operations	--	--	--	..03
Net loss per depositary unit certificate	$ (.11)	$ (.06)	$ (.32)	$ (.12)

Distributions per depositary unit
certificate	$ --	$ ..76	$ --	$ 3.55

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate

Certificates

Partners

Holders

				Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2007	1,222,000	$ (3)	$(3,962)	$(3,965)

Net loss for the nine
months ended
September 30, 2008	--	(4)	(387)	(391)

Partners' deficit at
September 30, 2008	1,222,000	$ (7)	$(4,349)	$(4,356)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (391)	$ (152)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	468	345
Amortization of loan costs	27	21
Casualty gain	(2)	--
Change in accounts:
Receivables and deposits	6	18
Other assets	(27)	(69)
Accounts payable	(15)	(80)
Tenant security deposit liabilities	10	8
Accrued property taxes	188	197
Other liabilities	(8)	(22)
Due to affiliates	73	--
Net cash provided by operating activities	329	266

Cash flows from investing activities:
Property improvements and replacements	(978)	(342)
Net withdrawals from (deposits to) restricted escrow	46	(1)
Insurance proceeds received	22	--
Net cash used in investing activities	(910)	(343)

Cash flows from financing activities:
Distributions to partners	--	(4,337)
Loan costs paid	--	(56)
Payments on mortgage notes payable	(84)	(69)
Proceeds from mortgage note payable	--	1,110
Advances from affiliates	642	--
Net cash provided by (used in) financing
activities	558	(3,352)

Net decrease in cash and cash equivalents	(23)	(3,429)

Cash and cash equivalents at beginning of period	105	3,816

Cash and cash equivalents at end of period	$ 82	$ 387

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 586	$ 546
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 7	$ 122

At December 31, 2007 and 2006, approximately $245,000 and $30,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2008 and 2007.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments are classified as discontinued operations for the nine months ended September 30, 2007. The income from discontinued operations for the nine months ended September 30, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 20, 2006 sale.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $94,000 and $92,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $148,000 and $77,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Corporate General Partner of approximately $114,000 and $31,000, respectively.  At September 30, 2008 and December 31, 2007, approximately $38,000 and $3,000, respectively, of reimbursements were owed and are included in due to affiliates.

During the nine months ended September 30, 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $642,000 to fund capital improvements at Twin Lake Apartments. During the nine months ended September 30, 2008, the Partnership accrued interest of approximately $39,000. There were no such advances made or interest incurred during the nine months ended September 30, 2007. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (7.00% at September 30, 2008). At September 30, 2008 and December 31, 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $993,000 and $313,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, additional advances of approximately $168,000 were received from AIMCO Properties, L.P. to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $55,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $71,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Events

During the nine months ended September 30, 2008, Twin Lakes Apartments suffered water damage as a result of water pipe breaks in several of the Partnership’s apartment units. As of September 30, 2008, the Partnership had incurred approximately $60,000 in capitalizable costs and approximately $17,000 in clean up costs to repair the water damage. It is not anticipated that the Partnership will receive any insurance proceeds as the damages do not exceed the Partnership’s insurance deductible. The Partnership recognized a casualty loss of approximately $14,000 during the nine months ended September 30, 2008 as a result of the write off of approximately $14,000 of undepreciated property improvements and replacements.

During the three months ended September 30, 2008, Twin Lakes Apartments suffered water damage as a result of a water pipe break in additional apartment units. The Partnership incurred approximately $32,000 in capitalizable costs related to this damage. The Partnership received insurance proceeds of approximately $27,000 for damages which includes approximately $5,000 for lost rental income. The Partnership recognized a casualty gain of approximately $16,000 during the three and nine months ended September 30, 2008 as a result of the write off of approximately $6,000 of undepreciated property improvements and replacements.

Note D – Mortgage Financing

On September 14, 2007, the Partnership obtained a third mortgage loan in the principal amount of $1,110,000 on its sole investment property, Twin Lakes Apartments, located in Palm Harbor, Florida. The third mortgage bears interest at 5.56% per annum and requires monthly payments of principal and interest of approximately $6,300 beginning November 1, 2007 through the December 1, 2015 maturity date.  In addition, the terms of the new mortgage debt require monthly escrow deposits for replacement reserves of approximately $5,000. The third mortgage has a balloon payment of approximately $963,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016, during which period the third mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.   The Partnership may prepay the third mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with the new loan, loan costs of approximately $66,000, $56,000 of which were recognized during the three and nine months ended September 30, 2007, were capitalized and are included in other assets.

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

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

	Average
	Occupancy
Property	2008	2007

TwinLakesApartments
Palm Harbor, Florida	94%	91%

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

Results of Operations

The Partnership’s net loss was approximately $134,000 and $391,000 for the three and nine months ended September 30, 2008, respectively, compared to net loss of approximately $82,000 and $152,000 for the three and nine months ended September 30, 2007, respectively. The increase in net loss for the three months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a casualty gain. The increase in net loss for the nine months ended September 30, 2008 is due to an increase in total expenses and a decrease in income from discontinued operations, partially offset by an increase in total revenues and the recognition of a casualty gain.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments are classified as discontinued operations for the nine months ended September 30, 2007. The income from discontinued operations for the nine months ended September 30, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 20, 2006 sale.

Excluding the income from discontinued operations, the Partnership’s loss from continuing operations was approximately $134,000 and $391,000 for the three and nine months ended September 30, 2008, respectively, compared to loss from continuing operations of approximately $82,000 and $193,000 for the three and nine months ended September 30, 2007, respectively. The increase in loss from continuing operations for both the three and nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of a casualty gain.

Total expenses increased for both periods due to increases in operating, depreciation, and interest expenses. Property tax expense increased for the three months ended September 30, 2008 and decreased for the nine months ended September 30, 2008. General and administrative expense remained relatively constant for the comparable periods. Operating expense increased for the three months ended September 30, 2008 due to an increase in maintenance expense partially offset by a decrease in insurance expense. Operating expense increased for the nine months ended September 30, 2008 due to increases in maintenance and property expenses partially offset by a decrease in insurance expense. Maintenance expense increased for both periods primarily due to water damage at Twin Lakes Apartments, as discussed below. Insurance expense decreased for both periods primarily due to a decrease in insurance premiums. Property expense increased for the nine months ended September 30, 2008 due to an increase in salaries and related benefits. Depreciation expense increased for both periods due to capital improvements and replacements placed into service during the year.  Interest expense increased for both periods due to an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, and due to the third mortgage obtained on the investment property in the third quarter of 2007. Property tax expense increased for the three months ended September 30, 2008 due to a tax adjustment recorded during the third quarter of 2007 to reflect a reduction in the tax rate at Twin Lakes Apartments. Property tax expense decreased for the nine months ended September 30, 2008 due to a decrease in the tax rate at Twin Lakes Apartments.

Included in general and administrative expense for both the three and nine months ended September 30, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the nine months ended September 30, 2008, Twin Lakes Apartments suffered water damage as a result of water pipe breaks in several of the Partnership’s apartment units. As of September 30, 2008, the Partnership had incurred approximately $60,000 in capitalizable costs and approximately $17,000 in clean up costs to repair the water damage. It is not anticipated that the Partnership will receive any insurance proceeds as the damages do not exceed the Partnership’s insurance deductible. The Partnership recognized a casualty loss of approximately $14,000 during the nine months ended September 30, 2008 as a result of the write off of approximately $14,000 of undepreciated property improvements and replacements.

During the three months ended September 30, 2008, Twin Lakes Apartments suffered water damage as a result of a water pipe break in additional apartment units. The Partnership incurred approximately $32,000 in capitalizable costs related to this damage. The Partnership received insurance proceeds of approximately $27,000 for damages which includes approximately $5,000 for lost rental income. The Partnership recognized a casualty gain of approximately $16,000 during the three and nine months ended September 30, 2008 as a result of the write off of approximately $6,000 of undepreciated property improvements and replacements.

Total revenues increased for the three month period due to increases in both rental and other income. Total revenues increased for the nine month period due to an increase in rental income, partially offset by a decrease in other income. Rental income increased for both periods due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at the Partnership’s investment property. Other income increased during the three months ended September 30, 2008 due to an increase in ancillary services provided to tenants. Other income decreased during the nine month period due to a decrease in utility reimbursements and interest income as a result of lower average cash balances when compared to 2007.

Liquidity and Capital Resources

At September 30, 2008 the Partnership had cash and cash equivalents of approximately $82,000 compared to approximately $387,000 at September 30, 2007.  For the nine months ended September 30, 2008, cash and cash equivalents decreased by approximately $23,000 from December 31, 2007 due to approximately $910,000 of cash used in investing activities, partially offset by approximately $558,000 and $329,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow and insurance proceeds received. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments on the mortgages encumbering the investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $740,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering replacements, appliance replacements, recreational facility replacements, kitchen and bath upgrades, air conditioning replacements, major landscaping and water/sewer upgrades.  These improvements were funded from operating cash flow, insurance proceeds, replacement reserves and advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. At September 30, 2008, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,189,000, $3,472,000 and $1,096,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,672,000, $3,017,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Depository	Ended	Per Depository

	September 30,	Unit	September 30,	Unit
	2008	Certificate	2007	Certificate

Sale(1)	$ --	$ --	$3,942	$ 3.23
Financing (2)	--	--	395.32
	$ --	$ --	$4,337	$ 3.55

(1)   Distribution consists of sale proceeds from the December 2006 sale of Governor’s Park Apartments.

(2)   Distribution consists of financing proceeds from the September 2007 financing of a third mortgage at Twin Lakes Apartments.

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

	For the nine months ended
	September 30,
	2008	2007
	(in thousands)

Net cash provided by operating activities	$ 329	$ 266
Payments on mortgage notes payable	(84)	(69)
Property improvements and replacements	(978)	(342)
Advances from affiliates	642	--
Net decrease (increase) in restricted escrows	46	(1)
Changes in reserves for net operating
liabilities	(227)	(52)

Net cash used in operations	$ (272)	$ (198)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (the "Units") in the Partnership representing 73.67% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.67% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make stimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

(b)   Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Partnership’s internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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