Form 10-K
period 2008-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2009-03-24
CIK 788955

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                         FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2008

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _______ to _______

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

             Registrant's telephone number, including area code (864) 239-1000

                Securities registered pursuant to Section 12(b) of the Act:

                                           None

                Securities registered pursuant to Section 12(g) of the Act:

                                           None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership has no employees.  Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2008 and 2007.

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Twin Lakes
Apartments	$15,358	$ 7,756	5-35 yrs	S/L	$ 4,680

See "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership’s property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
	2008	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Twin Lakes
Apartments
1st mortgage	$ 6,175	8.23%	120 months	12/01/2015	$ 5,685
2nd mortgage	3,459	5.62%	120 months	12/01/2015	3,025
3rd mortgage	1,093	5.56%	98 months	12/01/2015	963
	$10,727				$ 9,673

(1)   See "Item 8. Financial Statements and Supplementary Data" for information with respect to other details about the loans.

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

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2008 and 2007 for the property are as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2008	2007	2008	2007

Twin Lakes Apartments	$ 9,251	$ 9,334	94%	91%

The Corporate General Partner attributes the increase in occupancy at Twin Lakes Apartments to increased marketing to attract potential residents and increased concessions offered to new residents.

As noted under "Item 1. Business", the real estate industry is highly competitive.  The property is subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  The property is in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2008 for the property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)
Twin Lakes Apartments	$ 266	1.92%

Capital Improvements:

Twin Lakes Apartments

The Partnership completed approximately $1,326,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2008, consisting primarily of floor covering replacements, appliance replacements, recreational facility replacements, kitchen and bath upgrades, air conditioning replacements, major landscaping, water/sewer upgrades and plumbing fixture replacements.  These improvements were funded from operating cash flow, insurance proceeds, replacement reserves and advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                        PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUC's") which represent assignment of limited partnership interests to the holders.  As of December 31, 2008, the number of DUCs holders of record was 603 and there were 1,222,000 units outstanding.  Transfer of DUCs is subject to certain suitability and other requirements.  Affiliates of the Corporate General Partner own 900,195 DUCs or 73.67% at December 31, 2008.  No public trading market has developed for the DUCs and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per DUC data):

	Year Ended	Per Depository	Year Ended	Per Depository

	December 31,	Unit	December 31,	Unit
	2008	Certificate	2007	Certificate

Sale(1)	$ --	$ --	$3,942	$ 3.23
Financing (2)	--	--	395	..32
	$ --	$ --	$4,337	$ 3.55

(1)   Distribution consists of sale proceeds from the December 2006 sale of Governor’s Park Apartments.

(2)   Distributions consist of financing proceeds from the September 2007 financing of a third mortgage at Twin Lakes Apartments and a December 2005 financing of a second mortgage at Twin Lakes Apartments.

Future cash distributions will depend on the level of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2008, it is unlikely that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of amounts accrued and payable to affiliates, to permit further distributions to its partners during 2009 or subsequent periods.  See "Item 2. Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2008.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership’s net loss was approximately $553,000 for the year ended December 31, 2008 compared to net loss of approximately $270,000 for the year ended December 31, 2007. The increase in net loss for the year ended December 31, 2008 is due to an increase in total expenses and a decrease in income from discontinued operations partially offset by an increase in total revenues.

On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments are classified as discontinued operations for the year ended December 31, 2007. The income from discontinued operations for the year ended December 31, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 20, 2006 sale.

Excluding the income from discontinued operations, the Partnership’s loss from continuing operations was approximately $553,000 and $311,000 for the years ended December 31, 2008 and 2007, respectively. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2008 due to increases in depreciation, interest and property tax expenses. Operating and general and administrative expenses remained relatively constant for the comparable periods. Depreciation expense increased due to capital improvements and replacements placed into service during the year.  Interest expense increased due to an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, and due to the third mortgage obtained on the investment property in the third quarter of 2007. Property tax expense increased due to increases in the tax rate and assessed value at Twin Lakes Apartments. While operating expense remained relatively constant for the comparable periods, an increase in property expense was offset by decreases in administrative, insurance, advertising and maintenance expenses. Property expense increased primarily due to increases in salaries and related benefits. Administrative expense decreased due to decreases in applicant screening, personnel costs, training and travel and telephone expenses.  Insurance expense decreased due to a decrease in insurance premiums. Maintenance expense decreased as a result of decreases in maintenance supplies and salaries partially offset by an increase in costs incurred to repair water damage at the property.

During the year ended December 31, 2008, Twin Lakes Apartments suffered water damage as a result of several occurances of water pipe breaks in several of the Partnership’s apartment units. As of December 31, 2008, the Partnership had incurred, in total, approximately $79,000 in capitalizable costs and approximately $17,000 in clean up costs to repair the water damages incurred during the year. It is not anticipated that the Partnership will receive any insurance proceeds as the damages for the various individual claims do not exceed the Partnership’s insurance deductible. The Partnership recognized a casualty loss, which is included in operating expenses, of approximately $16,000 during the year ended December 31, 2008 as a result of the write off of approximately $16,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2008, Twin Lakes Apartments suffered water damage as a result of a water pipe break in additional apartment units. The Partnership incurred approximately $32,000 in capitalizable costs related to this damage. The Partnership received insurance proceeds of approximately $27,000 for damages which includes approximately $5,000 for lost rental income. The Partnership recognized a casualty gain of approximately $16,000, which is included in operating expenses, during the year ended December 31, 2008 as a result of the write off of approximately $6,000 of undepreciated property improvements and replacements.

Included in general and administrative expense for the years ended December 31, 2008 and 2007 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2008 due to an increase in rental income partially offset by a decrease in other income.  Rental income increased due to an increase in occupancy and a decrease in bad debt expense partially offset by a slight decrease in the average rental rate at the Partnership’s investment property. Other income decreased primarily due to a decrease in interest income as a result of lower average cash balances when compared to 2007, partially offset by increases of reimbursements of ancillary services provided by the Partnership to tenants.

Liquidity and Capital Resources

At December 31, 2008 the Partnership had cash and cash equivalents of approximately $44,000 compared to approximately $105,000 at December 31, 2007.  Cash and cash equivalents decreased approximately $61,000 from December 31, 2007 due to approximately $1,429,000 of cash used in investing activities partially offset by approximately $1,108,000 and $260,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments on the mortgages encumbering the investment property.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiencyof existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow from operations may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. At December 31, 2008, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,175,000, $3,459,000 and $1,093,000, respectively, require monthly payments of principal and interest of approximately $74,000 until December 1, 2015 when balloon payments of approximately $5,685,000, $3,025,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Depository	Year Ended	Per Depository

	December 31,	Unit	December 31,	Unit
	2008	Certificate	2007	Certificate

Sale(1)	$ --	$ --	$3,942	$ 3.23
Financing (2)	--	--	395	..32
	$ --	$ --	$4,337	$ 3.55

(1)   Distribution consists of sale proceeds from the December 2006 sale of Governor’s Park Apartments.

(2)   Distributions consist of financing proceeds from the September 2007 financing of a third mortgage at Twin Lakes Apartments and a December 2005 financing of a second mortgage at Twin Lakes Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2008, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit additional distributions to its partners during 2009 or subsequent periods.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash provided by operating activities as disclosed in the statements of cash flows, included in “Item 8. Financial Statements and Supplementary Data”, to Net Cash from Operations as defined in the Partnership Agreement.

	For the Years Ended
	December 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$ 260	$ 168
Payments on mortgage notes payable	(114)	(96)
Advances from affiliates	1,222	311
Property improvements and replacements	(1,497)	(800)
Change in restricted escrows, net	46	(1)
Changes in reserves for net operating
liabilities	(130)	66
Net cash used in operations	$ (213)	$ (352)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2008.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended

December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

U. S. Realty Partners Limited Partnership

We have audited the accompanying balance sheets of U. S. Realty Partners Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 44	$ 105
Receivables and deposits	94	106
Other assets	316	367
Restricted escrow	106	152
Investment property (Notes B and E):
Land	1,700	1,700
Buildings and related personal property	13,658	12,389
	15,358	14,089
Less accumulated depreciation	(7,756)	(7,144)
	7,602	6,945
	$ 8,162	$ 7,675

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 110	$ 273
Tenant security deposit liabilities	66	58
Other liabilities	131	152
Due to affiliates (Note D)	1,646	316
Mortgage notes payable (Note B)	10,727	10,841
	12,680	11,640

Partners' Deficit
General partners	(9)	(3)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(4,509)	(3,962)
	(4,518)	(3,965)
	$ 8,162	$ 7,675

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$2,260	$2,196
Other income	290	303
Total revenues	2,550	2,499

Expenses:
Operating	1,201	1,196
General and administrative	114	117
Depreciation	647	474
Interest	873	768
Property taxes	268	255
Total expenses	3,103	2,810

Loss from continuing operations	(553)	(311)

Income from discontinued operations (Note A)	--	41
Net loss	$ (553)	$ (270)

Net loss allocated to general partners (1%)	$ (6)	$ (3)
Net loss allocated to depositary unit
certificate holders (99%)	(547)	(267)
	$ (553)	$ (270)
Per depositary unit certificate:
Loss from continuing operations	$ (.45)	$ (.25)
Income from discontinued operations	--	.03
Net loss per depository unit certificate	$ (.45)	$ (.22)

Distributions per depositary unit certificate	$ --	$ 3.55

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' capital
at December 31, 2006	1,222,000	$ --	$ 642	$ 642

Distributions to partners	--	--	(4,337)	(4,337)

Net loss for the year
ended December 31, 2007	--	(3)	(267)	(270)

Partners' deficit
at December 31, 2007	1,222,000	(3)	(3,962)	(3,965)

Net loss for the year
ended December 31, 2008	--	(6)	(547)	(553)

Partners’ deficit at
December 31, 2008	1,222,000	$ (9)	$(4,509)	$(4,518)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (553)	$ (270)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	647	474
Amortization of loan costs	36	30
Change in accounts:
Receivables and deposits	12	6
Other assets	15	(18)
Accounts payable	8	(82)
Tenant security deposit liabilities	8	10
Other liabilities	(21)	13
Due to affiliates	108	5
Net cash provided by operating activities	260	168

Cash flows from investing activities:
Property improvements and replacements	(1,497)	(800)
Net withdrawals from (deposits to) restricted escrows	46	(1)
Insurance proceeds received	22	--
Net cash used in investing activities	(1,429)	(801)

Cash flows from financing activities:
Payments on mortgage notes payable	(114)	(96)
Proceeds from mortgage note payable	--	1,110
Loan costs paid	--	(66)
Advances from affiliates	1,222	311
Distributions to partners	--	(4,337)
Net cash provided by (used in) financing
activities	1,108	(3,078)

Net decrease in cash and cash equivalents	(61)	(3,711)
Cash and cash equivalents at beginning of year	105	3,816
Cash and cash equivalents at end of year	$ 44	$ 105

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 779	$ 736

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 74	$ 245

At December 31, 2006, approximately $30,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at December 31, 2007.

See Accompanying Notes to Financial Statements

                       U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                             Notes to Financial Statements

                                   December 31, 2008

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

Basis of Presentation: On December 20, 2006, the Partnership sold Governor’s Park Apartments to a third party. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Governor’s Park Apartments are classified as discontinued operations for the year ended December 31, 2007. The income from discontinued operations for the year ended December 31, 2007 is a result of the reversal of an accrual for operating costs accrued at the time of the December 20, 2006 sale.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Property.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any material costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $11,428,000.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the rental property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of 1) real property additions over 27-1/2 years, and 2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $346,000 at both December 31, 2008 and 2007, less accumulated amortization of approximately $94,000 and $58,000 at December 31, 2008 and 2007, respectively, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2008 and 2007 was approximately $36,000 and $30,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $36,000 for the years 2009 through 2013.

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

Cash and Cash Equivalents– Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately zero and $43,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow– In connection with the second mortgage obtained on Twin Lakes Apartments in December 2005 and the third mortgage obtained during September 2007, the lenders required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms.  At December 31, 2008 and 2007 the total reserve balance was approximately $106,000 and $152,000, respectively.

Tenant Security Deposits- The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits.  The security deposits are refunded when the tenant vacates provided the tenant has not damaged the apartment and is current on rental payments.

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

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $59,000 and $65,000 for the years ended December 31, 2008 and 2007, respectively.

Recent Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107. The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B – Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

Twin Lakes
Apartments
1st mortgage	$ 6,175	$ 6,225	$ 47	8.23%	12/01/2015	$5,685
2nd mortgage	3,459	3,508	21	5.62%	12/01/2015	3,025
3rd mortgage	1,093	1,108	6	5.56%	12/01/2015	963
	$10,727	$10,841	$ 74			$9,673

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 124
2010	132
2011	142
2012	150
2013	162
Thereafter	10,017
$10,727

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except per unit data):

	Years Ended December 31,
	2008	2007

Net loss as reported	$ (553)	$ (270)
Add (deduct):
Depreciation differences	135	193
Change in prepaid rentals	(2)	24
Other	(49)	(89)
Federal taxable loss	$ (469)	$ (142)
Federal taxable loss per DUC	$ .76	$ (.11)

For 2008, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2008 and 2007 (in thousands):

	2008	2007
Net liabilites as reported	$(4,518)	$(3,965)
Land and buildings	842	800
Accumulated depreciation	(3,764)	(3,864)
Syndication	2,774	2,774
Other	92	151
Net assets - tax basis	$(4,574)	$(4,104)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $126,000 and $123,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $206,000 and $138,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $158,000 and $80,000, respectively. At December 31, 2008 and 2007 approximately $53,000 and $3,000, respectively, of reimbursements were owed and are included in due to affiliates. In connection with the 2007 financing of the third mortgage debt encumbering the Partnership and its property, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $11,000 was paid during the year ended December 31, 2007 (see “Note B – Mortgage Notes Payable”).

During the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $1,222,000 and $311,000, respectively, to fund capital improvements at Twin Lake Apartments. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at December 31, 2008). Interest expense related to these advances was approximately $58,000 and $2,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $1,593,000 and $313,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, additional advances of approximately $10,000 were received from AIMCO Properties, L.P. to cover operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $57,000 and $71,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2008.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost

To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Twin Lakes Apartments
Palm Harbor, Florida	$10,727	$1,928	$ 9,283	$4,147
Totals

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)
		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Twin Lakes
Apartments	$1,700	$13,658	$15,358	$ 7,756	1986	08/28/86	5-35

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$ 14,089	$ 13,074
Property improvements and replacements	1,326	1,015
Disposal of property	(57)	--
Balance at end of year	$ 15,358	$ 14,089
Accumulated Depreciation
Balance at beginning of year	$ 7,144	$ 6,670
Additions charged to expense	647	474
Disposal of property	(35)	--
Balance at end of year	$ 7,756	$ 7,144

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007, is approximately $16,200,000 and $14,889,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $11,520,000 and $11,008,000, respectively.

Note F – Casualty Events

During the year ended December 31, 2008, Twin Lakes Apartments suffered water damage as a result of several occurances of water pipe breaks in several of the Partnership’s apartment units. As of December 31, 2008, the Partnership had incurred, in total, approximately $79,000 in capitalizable costs and approximately $17,000 in clean up costs to repair the water damages incurred during the year. It is not anticipated that the Partnership will receive any insurance proceeds as the damages for the various individual claims do not exceed the Partnership’s insurance deductible. The Partnership recognized a casualty loss, which is included in operating expenses, of approximately $16,000 during the year ended December 31, 2008 as a result of the write off of approximately $16,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2008, Twin Lakes Apartments suffered water damage as a result of a water pipe break in additional apartment units. The Partnership incurred approximately $32,000 in capitalizable costs related to this damage. The Partnership received insurance proceeds of approximately $27,000 for damages which includes approximately $5,000 for lost rental income. The Partnership recognized a casualty gain of approximately $16,000, which is included in operating expenses, during the year ended December 31, 2008 as a result of the write off of approximately $6,000 of undepreciated property improvements and replacements.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Corporate General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Depositary Unit Certificates (“DUCs”) as of December 31, 2008.

Entity	Number of DUCs	Percentage
AIMCO Properties, L.P.	900,195	73.67%
(an affiliate of AIMCO)

AIMCO Properties, L.P. is ultimately owned by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Corporate General Partner owns any DUCs.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates of the Corporate General Partner on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $126,000 and $123,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $206,000 and $138,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $158,000 and $80,000, respectively. At December 31, 2008 and 2007, approximately $53,000 and $3,000, respectively, of reimbursements were owed and are included in due to affiliates. In connection with the 2007 financing of the third mortgage debt encumbering the Partnership and its property, the Corporate General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $11,000 was paid during the year ended December 31, 2007.

During the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $1,222,000 and $311,000, respectively, to fund capital improvements at Twin Lake Apartments. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at December 31, 2008). Interest expense related to these advances was approximately $58,000 and $2,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. is approximately $1,593,000 and $313,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, additional advances of approximately $10,000 were received from AIMCO Properties, L.P. to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $57,000 and $71,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2008.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 and $43,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $9,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 24, 2009
Harry G. Alcock	Vice President

/s/ Steven D. Cordes	Director and Senior	Date: March 24, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 24, 2009
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