Form 10-Q
period 2009-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2009-05-12
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 36	$ 44
Receivables and deposits	93	94
Other assets	405	316
Restricted escrow	107	106
Investment property:
Land	1,700	1,700
Buildings and related personal property	13,814	13,658
	15,514	15,358
Less accumulated depreciation	(7,946)	(7,756)
	7,568	7,602
	$ 8,209	$ 8,162

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 187	$ 110
Tenant security deposit liabilities	64	66
Accrued property taxes	69	--
Other liabilities	124	131
Due to affiliates (Note B)	1,737	1,646
Mortgage notes payable	10,695	10,727
	12,876	12,680

Partners' Deficit
General partners	(10)	(9)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(4,657)	(4,509)
	(4,667)	(4,518)
	$ 8,209	$ 8,162

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 533	$ 583
Other income	86	61
Total revenues	619	644

Expenses:
Operating	265	302
General and administrative	23	24
Depreciation	190	149
Interest	221	212
Property taxes	69	62
Total expenses	768	749

Casualty loss (Note C)	--	(14)

Net loss	$ (149)	$ (119)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to depositary unit certificate
holders (99%)	(148)	(118)
	$ (149)	$ (119)

Net loss per depositary unit certificate	$ (.12)	$ (.10)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate

Certificates

Partners

Holders

				Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2008	1,222,000	$ (9)	$(4,509)	$(4,518)

Net loss for the three months
ended March 31, 2009	--	(1)	(148)	(149)

Partners' deficit at
March 31, 2009	1,222,000	$ (10)	$(4,657)	$(4,667)

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (149)	$ (119)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	190	149
Casualty loss	--	14
Amortization of loan costs	9	9
Change in accounts:
Receivables and deposits	1	4
Other assets	(98)	(96)
Accounts payable	132	198
Tenant security deposit liabilities	(2)	6
Accrued property taxes	69	63
Other liabilities	(7)	(18)
Due to affiliates	31	19
Net cash provided by operating activities	176	229

Cash flows from investing activities:
Property improvements and replacements	(211)	(446)
Net deposits to restricted escrow	(1)	(1)
Net cash used in investing activities	(212)	(447)

Cash flows from financing activities:
Payments on mortgage notes payable	(32)	(29)
Advances from affiliates	60	202
Net cash provided by financing activities	28	173

Net decrease in cash and cash equivalents	(8)	(45)

Cash and cash equivalents at beginning of period	44	105

Cash and cash equivalents at end of period	$ 36	$ 60

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 191	$ 195

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 19	$ 33

At December 31, 2008 and 2007, approximately $74,000 and $245,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2009 and 2008.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 and $32,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $62,000 and $60,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $53,000 and $50,000, respectively.  At March 31, 2009 and December 31, 2008, approximately $63,000 and $53,000, respectively, of reimbursements were owed and are included in due to affiliates.

During the three months ended March 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $60,000 and $202,000 to fund capital improvements at Twin Lake Apartments. During the three months ended March 31, 2009 and 2008, the Partnership accrued interest of approximately $21,000 and $9,000, respectively. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at March 31, 2009). At March 31, 2009 and December 31, 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,674,000 and $1,593,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership received additional advances from AIMCO Properties, L.P. of approximately $145,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $65,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $57,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

Note D - Contingencies

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Twin Lakes Apartments
Palm Harbor, Florida	91%	96%

The Corporate General Partner attributes the decrease in occupancy to the tight economy in the Palm Harbor, Florida region which has resulted in a loss of tenants as tenants move out to live with their extended families.

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

Results of Operations

The Partnership’s net loss was approximately $149,000 and $119,000 for the three months ended March 31, 2009 and 2008, respectively.  The increase in net loss is due to an increase in total expenses and a decrease in total revenues partially offset by a decrease in recognition of a casualty loss.

Total revenues decreased due to a decrease in rental income offset by an increase in other income.  Rental income decreased due to a decrease in average rental rates and a decrease in occupancy at Twin Lakes Apartments.  Other income increased due to an increase in resident utility reimbursements, ancillary services income and pet and administrative fee income.

Total expenses increased for the three months ended March 31, 2009 due to increases in interest, depreciation and property tax expenses partially offset by a decrease in operating expense. General and administrative expenses remained relatively constant for the comparable period. Depreciation expense increased due to capital improvements and replacements placed into service during the year.  Interest expense increased due to an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner due to an increase in the amount advanced partially offset by a decrease in interest on the mortgagees encumbering the Partnership’s investment property due to scheduled monthly payments.  Property tax expense increased due to an increase in the tax rate and assessed value at Twin Lakes Apartments. The decrease in operating expense is due to decreases in advertising, insurance and maintenance expenses.  Advertising expense decreased due to a decrease in web and print advertising at Twin Lakes Apartments.  Insurance expense decreased due to a decrease in hazard insurance premiums at Twin Lakes Apartments. Maintenance expense decreased primarily due to repair costs incurred in 2008 for water damage from leaking pipes at Twin Lakes Apartments.

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

Included in general and administrative expense for the three months ended March 31, 2009 and 2008 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009 the Partnership had cash and cash equivalents of approximately $36,000 compared to approximately $60,000 at March 31, 2008.  For the three months ended March 31, 2009, cash and cash equivalents decreased by approximately $8,000 from December 31, 2008 due to approximately $212,000 of cash used in investing activities offset by approximately $176,000 and $28,000 of cash provided by operating and financing activities, respectively. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments on the mortgages encumbering the investment property.  Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow.  The Partnership invests it working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $156,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering replacements, water and sewer improvements, building improvements and appliance replacements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. At March 31, 2009, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,161,000, $3,445,000 and $1,089,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,685,000, $3,025,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

The Partnership made no distributions during the three months ended March 31, 2009 or 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at March 31, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2009 or subsequent periods.

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

	For the Three months ended
	March 31,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$ 176	$ 229
Payments on mortgage notes payable	(32)	(29)
Property improvements and replacements	(211)	(446)
Advances from affiliates	60	202
Net decrease in restricted escrows	(1)	(1)
Changes in reserves for net operating
liabilities	(126)	(176)

Net cash used in operations	$ (134)	$ (221)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (DUCs) in the Partnership representing 73.67% of the outstanding DUCs at March 31, 2009.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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