Form 10-Q
period 2009-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2009-08-12
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 132	$ 44
Receivables and deposits	94	94
Other assets	385	316
Restricted escrow	--	106
Investment property:
Land	1,700	1,700
Buildings and related personal property	13,865	13,658
	15,565	15,358
Less accumulated depreciation	(8,146)	(7,756)
	7,419	7,602
	$ 8,030	$ 8,162

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 21	$ 110
Tenant security deposit liabilities	61	66
Accrued property taxes	138	--
Other liabilities	132	131
Due to affiliates (Note B)	1,828	1,646
Mortgage notes payable	10,665	10,727
	12,845	12,680

Partners' Deficit
General partners	(12)	(9)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and
outstanding)	(4,803)	(4,509)
	(4,815)	(4,518)
	$ 8,030	$ 8,162

Note:  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 534	$ 566	$ 1,067	$ 1,149
Other income	95	65	181	126
Total revenues	629	631	1,248	1,275

Expenses:
Operating	261	302	526	604
General and administrative	22	30	45	54
Depreciation	200	157	390	306
Interest	225	217	446	429
Property taxes	69	63	138	125
Total expenses	777	769	1,545	1,518

Casualty loss (Note C)	--	--	--	(14)

Net loss	$ (148)	$ (138)	$ (297)	$ (257)

Net loss allocated to general
partners (1%)	$ (1)	$ (1)	$ (3)	$ (2)
Net loss allocated to depository
unit certificate holders (99%)	(147)	(137)	(294)	(255)
	$ (148)	$ (138)	$ (297)	$ (257)

Net loss per depository unit
certificate	$ (.12)	$ (.11)	$ (.24)	$ (.21)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate

Certificates

Partners

Holders

				Total

Original capital contributions	1,222,000	$ 2	$ 30,550	$ 30,552

Partners' deficit at
December 31, 2008	1,222,000	$ (9)	$(4,509)	$(4,518)

Net loss for the six months
ended June 30, 2009	--	(3)	(294)	(297)

Partners' deficit at
June 30, 2009	1,222,000	$ (12)	$ (4,803)	$ (4,815)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (297)	$ (257)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	390	306
Casualty loss	--	14
Amortization of loan costs	18	18
Change in accounts:
Receivables and deposits	--	13
Other assets	(87)	(51)
Accounts payable	(17)	(10)
Tenant security deposit liabilities	(5)	1
Accrued property taxes	138	125
Other liabilities	1	(28)
Due to affiliates	(23)	43
Net cash provided by operating activities	118	174

Cash flows from investing activities:
Net withdrawals from restricted escrow	106	48
Property improvements and replacements	(279)	(685)
Net cash used in investing activities	(173)	(637)

Cash flows from financing activities:
Payments on mortgage notes payable	(62)	(56)
Advances from affiliates	205	500
Net cash provided by financing activities	143	444

Net increase (decrease) in cash and cash equivalents	88	(19)

Cash and cash equivalents at beginning of period	44	105

Cash and cash equivalents at end of period	$ 132	$ 86

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 401	$ 391
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 2	$ 170

At December 31, 2008 and 2007, approximately $74,000 and $245,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $60,000 and $63,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $70,000 and $106,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $55,000 and $85,000, respectively.  At December 31, 2008, approximately $53,000 of reimbursements were owed and are included in due to affiliates. There were no such fees accrued at June 30, 2009.

During the six months ended June 30, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $205,000 and $500,000 to fund capital improvements at Twin Lake Apartments. During the six months ended June 30, 2009 and 2008, the Partnership accrued interest of approximately $44,000 and $22,000, respectively. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at June 30, 2009). At June 30, 2009 and December 31, 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,828,000 and $1,593,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $76,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $57,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

Note D – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $11,323,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Twin Lakes Apartments
Palm Harbor, Florida	92%	95%

The Corporate General Partner attributes the decrease in occupancy to the tight economy in the Palm Harbor, Florida region which has resulted in a loss of tenants as tenants move out to live with their extended families. The Corporate General Partner also attributes the decrease in occupancy to an increase in home purchases by residents with leases up for renewal.

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

Results of Operations

The Partnership’s net loss was approximately $148,000 and $297,000 for the three and six months ended June 30, 2009, respectively, compared to net loss of approximately $138,000 and $257,000 for the three and six months ended June 30, 2008, respectively. The increase in net loss for the three months ended June 30, 2009 is due to an increase in total expenses. The increase in net loss for the six months ended June 30, 2009 is due to an increase in total expenses and a decrease in total revenues, partially offset by a decrease in the recognition of a casualty loss.

Total revenues remained relatively constant for the three month period ended June 30, 2009 due to a decrease in rental income being offset by an increase in other income. Total revenues for the six month period decreased as a decrease in rental income was partially offset by an increase in other income. Rental income decreased for both periods due to a decrease in average rental rates and a decrease in occupancy at Twin Lake Apartments.  Other income increased for both periods primarily due to an increase in utility reimbursements, ancillary services and pet and administrative fee income.

Total expenses increased for both periods due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Depreciation expense increased for both periods due to capital improvements and replacements placed into service during the year.  Interest expense increased due to an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, due to an increase in the amount advanced, partially offset by a decrease in interest on the mortgages encumbering the Partnership’s investment property due to scheduled principal payments. Property tax expense increased due to an increase in the tax rate and assessed value at Twin Lakes Apartments. The decrease in operating expense for the three month period is due to decreases in advertising and maintenance expenses.  The decrease in operating expense for the six month period is due to decreases in advertising, insurance and maintenance expenses.  Advertising expense decreased for both periods due to a decrease in web and print advertising at Twin Lakes Apartments. Maintenance expense decreased for both periods primarily due to decreases in contract services and repair costs incurred in 2008 for water damage from leaking pipes at Twin Lakes Apartments. Insurance expense decreased for the six month period due to a decrease in hazard insurance premiums at Twin Lakes Apartments.

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

General and administrative expense decreased for both periods due to a reduction in management reimbursements as a result of a decrease in costs incurred by the Corporate General Partner included in the reimbursements charged to the Partnership.  Included in general and administrative expense for both the three and six months ended June 30, 2009 and 2008 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2009 the Partnership had cash and cash equivalents of approximately $132,000 compared to approximately $86,000 at June 30, 2008.  For the six months ended June 30, 2009, cash and cash equivalents increased by approximately $88,000 from December 31, 2008 due to approximately $143,000 and $118,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $173,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by payments on the mortgages encumbering the investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from restricted escrow. The Partnership invests its working capital reserves in interest bearing accounts.

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

Twin Lakes Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $207,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering replacements, water and sewer improvements and building improvements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances .  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. At June 30, 2009, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,148,000, $3,432,000 and $1,085,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,685,000, $3,025,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

The Partnership made no distributions during the six months ended June 30, 2009 or 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at June 30, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2009 or subsequent periods.

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

	For the Six months ended
	June 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$ 118	$ 174
Payments on mortgage notes payable	(62)	(56)
Property improvements and replacements	(279)	(685)
Advances from affiliates	205	500
Net decrease in restricted escrows	106	48
Changes in reserves for net operating
liabilities	(7)	(93)

Net cash provided by (used in) operations	$ 81	$ (112)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (DUCs) in the Partnership representing 73.67% of the outstanding DUCs at June 30, 2009.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

(e)         Amendment to the Amended and Restated Limited Partnership Agreement dated April 12, 2005. [Filed as Exhibit 4(e) to Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.]

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