Form 10-Q
period 2009-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2009-11-16
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 54	$ 44
Receivables and deposits	95	94
Other assets	335	316
Restricted escrow	--	106
Investment property:
Land	1,700	1,700
Buildings and related personal property	13,898	13,658
	15,598	15,358
Less accumulated depreciation	(8,344)	(7,756)
	7,254	7,602
	$ 7,738	$ 8,162

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 13	$ 110
Tenant security deposit liabilities	60	66
Accrued property taxes	173	--
Other liabilities	133	131
Due to affiliates (Note B)	1,641	1,646
Mortgage notes payable	10,636	10,727
	12,656	12,680

Partners' Deficit
General partners	(13)	(9)
Depositary unit certificate holders (2,440,000
units authorized; 1,222,000 units issued and
outstanding)	(4,905)	(4,509)
	(4,918)	(4,518)
	$ 7,738	$ 8,162

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Rental income	$ 541	$ 568	$ 1,608	$ 1,717
Other income	97	76	278	202
Total revenues	638	644	1,886	1,919

Expenses:
Operating	261	320	787	924
General and administrative	21	29	66	83
Depreciation	198	162	588	468
Interest	226	221	672	650
Property taxes	35	62	173	187
Total expenses	741	794	2,286	2,312

Casualty gain (Note C)	--	16	--	2

Net loss	$ (103)	$ (134)	$ (400)	$ (391)

Net loss allocated to general
partners (1%)	$ (1)	$ (2)	$ (4)	$ (4)
Net loss allocated to depositary
unit certificate holders (99%)	(102)	(132)	(396)	(387)
	$ (103)	$ (134)	$ (400)	$ (391)

Net loss per depositary unit
certificate	$ (.08)	$ (.11)	$ (.32)	$ (.32)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate

Certificates

Partners

Holders

				Total

Original capital
contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2008	1,222,000	$ (9)	$(4,509)	$(4,518)

Net loss for the nine months
ended September 30, 2009	--	(4)	(396)	(400)

Partners' deficit at
September 30, 2009	1,222,000	$ (13)	$(4,905)	$(4,918)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (400)	$ (391)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	588	468
Amortization of loan costs	27	27
Casualty gain	--	(2)
Change in accounts:
Receivables and deposits	(1)	6
Other assets	(46)	(27)
Accounts payable	(31)	(15)
Tenant security deposit liabilities	(6)	10
Accrued property taxes	173	188
Other liabilities	2	(8)
Due to affiliates	(105)	73
Net cash provided by operating activities	201	329

Cash flows from investing activities:
Property improvements and replacements	(306)	(978)
Net withdrawals from restricted escrow	106	46
Insurance proceeds received	--	22
Net cash used in investing activities	(200)	(910)

Cash flows from financing activities:
Payments on mortgage notes payable	(91)	(84)
Advances from affiliates	205	642
Repayment of advances from affiliates	(105)	--
Net cash provided by financing activities	9	558

Net increase (decrease) in cash and cash equivalents	10	(23)

Cash and cash equivalents at beginning of period	44	105

Cash and cash equivalents at end of period	$ 54	$ 82

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 700	$ 586
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 8	$ 7

At December 31, 2008 and 2007, approximately $74,000 and $245,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $91,000 and $94,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $79,000 and $148,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the Corporate General Partner of approximately $56,000 and $114,000, respectively.  At December 31, 2008, approximately $53,000 of reimbursements were owed and are included in due to affiliates. There were no such fees accrued at September 30, 2009.

During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $205,000 and $642,000 to fund capital improvements at Twin Lake Apartments. During the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $225,000 which included approximately $120,000 of accrued interest. No such payments were made during the nine months ended September 30, 2008. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at September 30, 2009). Interest expense was approximately $68,000 and $39,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,641,000 and $1,593,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $76,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $57,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

During the three months ended September 30, 2008, Twin Lakes Apartments suffered water damage as a result of a water pipe break in additional apartment units. The Partnership incurred approximately $32,000 in capitalizable costs related to this damage. The Partnership received insurance proceeds of approximately $27,000 for damages which included approximately $5,000 for lost rental income. The Partnership recognized a casualty gain of approximately $16,000 during the three and nine months ended September 30, 2008 as a result of the write off of approximately $6,000 of undepreciated property improvements and replacements.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $11,353,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

	Average
	Occupancy
Property	2009	2008

Twin Lakes Apartments
Palm Harbor, Florida	93%	94%

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

Results of Operations

The Partnership’s net loss was approximately $103,000 and $400,000 for the three and nine months ended September 30, 2009, respectively, compared to net loss of approximately $134,000 and $391,000 for the three and nine months ended September 30, 2008, respectively. The decrease in net loss for the three months ended September 30, 2009 is due to a decrease in total expenses, partially offset by a decrease in the recognition of a casualty gain. The increase in net loss for the nine months ended September 30, 2009 is due to a decrease in total revenues partially offset by a decrease in total expenses and a decrease in the recognition of a casualty gain.

Total revenues remained relatively constant for the three month period ended September 30, 2009 as a decrease in rental income was offset by an increase in other income. Total revenues for the nine month period decreased as a decrease in rental income was partially offset by an increase in other income. Rental income decreased for the three month period due to a decrease in average rental rates partially offset by increased occupancy at Twin Lake Apartments. Rental income decreased for the nine month period due to a decrease in average rental rates and a slight decrease in occupancy at Twin Lake Apartments. Other income increased for both periods primarily due to an increase in utility reimbursements at Twin Lake Apartments.  Other income also increased for the nine month period due to increases in ancillary services and administrative fees.

Total expenses decreased for both periods due to decreases in operating, general and administrative and property tax expenses partially offset by increases in depreciation and interest expenses. Operating expense decreased for both periods due to decreases in print advertising, salary and payroll related expenses, contract services and repair costs incurred in 2008 for water damage from leaking pipes at Twin Lakes Apartments. Property tax expense decreased due to a tax adjustment recorded during the third quarter of 2009 to reflect a decrease in the assessed value. Insurance expense decreased for the nine month period due to a decrease in hazard insurance premiums at Twin Lakes Apartments. Depreciation expense increased for both periods due to capital improvements and replacements placed into service during the past year. Interest expense increased due to an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, due to additional advances in 2009, partially offset by a decrease in interest on the mortgages encumbering the Partnership’s investment property due to scheduled principal payments.

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

During the three months ended September 30, 2008, Twin Lakes Apartments suffered water damage as a result of a water pipe break in additional apartment units. The Partnership incurred approximately $32,000 in capitalizable costs related to this damage. The Partnership received insurance proceeds of approximately $27,000 for damages which included approximately $5,000 for lost rental income. The Partnership recognized a casualty gain of approximately $16,000 during the three and nine months ended September 30, 2008 as a result of the write off of approximately $6,000 of undepreciated property improvements and replacements.

Included in general and administrative expense for both the three and nine months ended September 30, 2009 and 2008 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. General and administrative expense decreased for both periods due to a reduction in management reimbursements as a result of a decrease in costs incurred by the Corporate General Partner included in the reimbursements charged to the Partnership. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2009 the Partnership had cash and cash equivalents of approximately $54,000 compared to approximately $44,000 at December 31, 2008.  For the nine months ended September 30, 2009, cash and cash equivalents increased by approximately $10,000 from December 31, 2008 due to approximately $201,000 and $9,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $200,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by repayment of advances and payments on the mortgages encumbering the investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from restricted escrow.

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

Twin Lakes Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $240,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of floor covering replacements, water and sewer improvements and building improvements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. At September 30, 2009, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,135,000, $3,420,000 and $1,081,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,685,000, $3,025,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

The Partnership made no distributions during the nine months ended September 30, 2009 or 2008.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at September 30, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2009 or subsequent periods.

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

	For the Nine months ended
	September 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$ 201	$ 329
Payments on mortgage notes payable	(91)	(84)
Property improvements and replacements	(306)	(978)
Advances from affiliates	205	642
Payments on advances from affiliates	(105)	--
Net decrease in restricted escrows	106	46
Changes in reserves for net operating
liabilities	14	(227)

Net cash provided by(used in) operations	$ 24	$ (272)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (DUCs) in the Partnership representing 73.67% of the outstanding DUCs at September 30, 2009.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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