Form 10-K
period 2009-12-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2010-03-29
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership has no employees.  Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by affiliates of the Corporate General Partner for the years ended December 31, 2009 and 2008.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Twin Lakes
Apartments	$15,629	$ 8,542	5-35 yrs	S/L	$ 4,453

See "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership’s property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
	2009	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Twin Lakes
Apartments
1st mortgage	$ 6,121	8.23%	120 months	12/01/2015	$ 5,685
2nd mortgage	3,406	5.62%	120 months	12/01/2015	3,025
3rd mortgage	1,077	5.56%	98 months	12/01/2015	963
	$10,604				$ 9,673

(1)   See "Item 8. Financial Statements and Supplementary Data" for information with respect to other details about the loans.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2009 and 2008 for the property are as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Twin Lakes Apartments	$ 8,819	$ 9,251	94%	94%

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

Schedule of Real Estate Taxes and Rate:

Real estate taxes and rate in 2009 for the property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)
Twin Lakes Apartments	$ 230	1.94%

Capital Improvements:

Twin Lakes Apartments

The Partnership completed approximately $271,000 in capital expenditures at Twin Lake Apartments during the year ended December 31, 2009, consisting primarily of floor covering replacements, water and sewer improvements and building improvements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner.The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

                                        PART II

Item 5.     Market for the Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership received $30,550,000 upon delivery of 1,222,000 Depositary Units Certificates ("DUCs") which represent assignment of limited partnership interests to the holders.  As of December 31, 2009, the number of DUCs holders of record was 603 and there were 1,222,000 units outstanding.  Transfer of DUCs is subject to certain suitability and other requirements.  Affiliates of the Corporate General Partner own 900,195 DUCs or 73.67% at December 31, 2009.  No public trading market has developed for the DUCs and it is not anticipated that such a market will develop in the future.

There were no distributions to the partners during the years ended December 31, 2009 and 2008.

Future cash distributions will depend on the level of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sale.  The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2009, it is unlikely that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of amounts accrued and payable to affiliates to permit further distributions to its partners during 2010 or subsequent periods.  See "Item 2. Property – Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2009.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss was approximately $546,000 and $553,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in net loss is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total revenues decreased as a decrease in rental income was partially offset by an increase in other income. Rental income decreased due to a decrease in average rental rates at Twin Lake Apartments. Other income increased due to increases in utility reimbursements, ancillary services, administrative fees and pet damage fees at Twin Lake Apartments.

Total expenses decreased due to decreases in operating, general and administrative and property tax expenses, partially offset by increases in depreciation and interest expenses. Operating expense decreased due to decreases in print advertising, payroll and benefit related expenses, utility and washer/dryer expenses. In addition, repair costs were incurred in 2008 for water damage from leaking pipes at Twin Lakes Apartments. Property tax expense decreased due to a decrease in the assessed value of Twin Lake Apartments. Depreciation expense increased due to capital improvements and replacements placed into service during the past year. Interest expense increased due to an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, due to additional advances in 2009, partially offset by a decrease in interest on the mortgages encumbering the Partnership’s investment property due to scheduled principal payments.

During the year ended December 31, 2008, Twin Lakes Apartments suffered water damage as a result of several occurances of water pipe breaks in several of the Partnership’s apartment units. As of December 31, 2008, the Partnership had incurred, in total, approximately $79,000 in capitalizable costs and approximately $17,000 in clean up costs to repair the water damages incurred during the year. The Partnership did not receive any insurance proceeds as the damages for the various individual claims did not exceed the Partnership’s insurance deductible. The Partnership recognized a casualty loss, which is included in operating expenses, of approximately $16,000 during the year ended December 31, 2008 as a result of the write off of approximately $16,000 of undepreciated property improvements and replacements.

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

General and administrative expense decreased due to a reduction in management reimbursements as a result of a decrease in costs incurred by the Corporate General Partner included in the reimbursements charged to the Partnership. Included in general and administrative expense for the years ended December 31, 2009 and 2008 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $101,000 compared to approximately $44,000 at December 31, 2008.  Cash and cash equivalents increased by approximately $57,000 from December 31, 2008 due to approximately $190,000 and $99,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $232,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, partially offset by repayment of advances and payments on the mortgages encumbering the investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from restricted escrow.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The Corporate General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow from operations may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. At December 31, 2009, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,121,000, $3,406,000 and $1,077,000, respectively, require monthly payments of principal and interest of approximately $74,000 until December 1, 2015 when balloon payments of approximately $5,685,000, $3,025,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

There were no distributions to the partners during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit additional distributions to its partners during 2010 or subsequent periods.

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

	For the Years Ended
	December 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$ 190	$ 260
Payments on mortgage notes payable	(123)	(114)
Advances from affiliates	365	1,222
Payments on advances from affiliates	(143)	--
Property improvements and replacements	(338)	(1,497)
Change in restricted escrows, net	106	46
Changes in reserves for net operating
liabilities	86	(130)
Net cash provided by (used in) operations (as
defined in the Partnership Agreement)	$ 143	$ (213)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2009.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended

December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

U. S. Realty Partners Limited Partnership

We have audited the accompanying balance sheets of U. S. Realty Partners Limited Partnership as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Realty Partners Limited Partnership at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 101	$ 44
Receivables and deposits	88	94
Other assets	285	316
Restricted escrow	--	106
Investment property (Notes B and E):
Land	1,700	1,700
Buildings and related personal property	13,929	13,658
	15,629	15,358
Less accumulated depreciation	(8,542)	(7,756)
	7,087	7,602
	$ 7,561	$ 8,162

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 38	$ 110
Tenant security deposit liabilities	57	66
Other liabilities	162	131
Due to affiliates (Note D)	1,764	1,646
Mortgage notes payable (Note B)	10,604	10,727
	12,625	12,680

Partners' Deficit
General partners	(14)	(9)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(5,050)	(4,509)
	(5,064)	(4,518)
	$ 7,561	$ 8,162

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$2,145	$2,260
Other income	370	290
Total revenues	2,515	2,550

Expenses:
Operating	1,057	1,201
General and administrative	87	114
Depreciation	786	647
Interest	897	873
Property taxes	234	268
Total expenses	3,061	3,103

Net loss	$ (546)	$ (553)

Net loss allocated to general partners (1%)	$ (5)	$ (6)
Net loss allocated to depositary unit
certificate holders (99%)	(541)	(547)
	$ (546)	$ (553)

Net loss per depository unit certificate	$ (.44)	$ (.45)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate
	Certificates	Partners	Holders	Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit
at December 31, 2007	1,222,000	$ (3)	$(3,962)	$(3,965)

Net loss for the year
ended December 31, 2008	--	(6)	(547)	(553)

Partners' deficit
at December 31, 2008	1,222,000	(9)	(4,509)	(4,518)

Net loss for the year
ended December 31, 2009	--	(5)	(541)	(546)

Partners’ deficit at
December 31, 2009	1,222,000	$ (14)	$(5,050)	$(5,064)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (546)	$ (553)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	786	647
Amortization of loan costs	36	36
Change in accounts:
Receivables and deposits	6	12
Other assets	(5)	15
Accounts payable	(5)	8
Tenant security deposit liabilities	(9)	8
Other liabilities	31	(21)
Due to affiliates	(104)	108
Net cash provided by operating activities	190	260

Cash flows from investing activities:
Property improvements and replacements	(338)	(1,497)
Net withdrawals from restricted escrows	106	46
Insurance proceeds received	--	22
Net cash used in investing activities	(232)	(1,429)

Cash flows from financing activities:
Payments on mortgage notes payable	(123)	(114)
Advances from affiliates	365	1,222
Repayment of advances from affiliates	(143)	--
Net cash provided by financing activities	99	1,108

Net increase (decrease) in cash and cash equivalents	57	(61)
Cash and cash equivalents at beginning of year	44	105
Cash and cash equivalents at end of year	$ 101	$ 44

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 913	$ 779

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 7	$ 74

At December 31, 2007, approximately $245,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year endedDecember 31, 2008.

See Accompanying Notes to Financial Statements

                       U. S. REALTY PARTNERS LIMITED PARTNERSHIP

                             Notes to Financial Statements

                                   December 31, 2009

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

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any material costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate is approximately $11,295,000.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the rental property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of 1) real property additions over 27-1/2 years, and 2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $346,000 at both December 31, 2009 and 2008, less accumulated amortization of approximately $130,000 and $94,000 at December 31, 2009 and 2008, respectively, are included in other assets.  The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2009 and 2008 was approximately $36,000 and is included in interest expense. Amortization expense is expected to be approximately $36,000 for the years 2010 through 2014.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $47,000 and zero at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow: In connection with the second mortgage obtained on Twin Lakes Apartments in December 2005 and the third mortgage obtained during September 2007, the lenders required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms.  At December 31, 2008 the total reserve balance was approximately $106,000. The lender is not currently requiring the Partnership to fund the escrow account and has released the funds held at December 31, 2008.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits.  The security deposits are refunded when the tenant vacates provided the tenant has not damaged the apartment and is current on rental payments.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising:  The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expense, was approximately $36,000 and $59,000 for the years ended December 31, 2009 and 2008, respectively.

Note B – Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

Twin Lakes
Apartments
1st mortgage	$ 6,121	$ 6,175	$ 47	8.23%	12/01/2015	$5,685
2nd mortgage	3,406	3,459	21	5.62%	12/01/2015	3,025
3rd mortgage	1,077	1,093	6	5.56%	12/01/2015	963
	$10,604	$10,727	$ 74			$9,673

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property.  The investment property may not be sold subject to the existing indebtedness.

The first and second mortgage loans are guaranteed by an affiliate of the Corporate General Partner. With respect to the first and second mortgage loans, the Partnership has the option of extending the maturity date for one additional year, to December 1, 2016, during which period the mortgages would both bear interest at a rate equal to the British Bankers Association’s one month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. With respect to the third mortgage loan, if no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016, during which period the third mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 132
2011	142
2012	150
2013	162
2014	174
Thereafter	9,844
$10,604

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except per unit data):

	Years Ended December 31,
	2009	2008

Net loss as reported	$ (546)	$ (553)
Add (deduct):
Depreciation differences	225	135
Change in prepaid rentals	(2)	(2)
Other	52	(49)
Federal taxable loss	$ (271)	$ (469)
Federal taxable loss per DUC	$ (.17)	$ .76

For 2009 and 2008, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2009 and 2008 (in thousands):

	2009	2008
Net liabilites as reported	$(5,064)	$(4,518)
Land and buildings	905	842
Accumulated depreciation	(3,539)	(3,764)
Syndication	2,774	2,774
Other	79	92
Net liabilities - tax basis	$(4,845)	$(4,574)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $123,000 and $126,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $85,000 and $206,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $57,000 and $158,000, respectively. At December 31, 2008 approximately $53,000 of reimbursements were owed and are included in due to affiliates. No amounts were owed at December 31, 2009.

During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $365,000 and $1,222,000 to fund capital improvements and real estate taxes at Twin Lake Apartments. During the yearended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately$285,000 which included approximately$142,000 of accrued interest. No such payments were made during the year ended December 31, 2008. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at December 31, 2009). Interest expense was approximately$91,000 and $58,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,764,000 and $1,593,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $77,000 and $57,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2009.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost

To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Twin Lakes Apartments
Palm Harbor, Florida	$10,604	$1,928	$ 9,283	$4,418
Totals

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)
		Buildings
		and Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Twin Lakes
Apartments	$1,700	$13,929	$15,629	$ 8,542	1986	08/28/86	5-35

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 15,358	$ 14,089
Property improvements and replacements	271	1,326
Disposal of property	--	(57)
Balance at end of year	$ 15,629	$ 15,358
Accumulated Depreciation
Balance at beginning of year	$ 7,756	$ 7,144
Additions charged to expense	786	647
Disposal of property	--	(35)
Balance at end of year	$ 8,542	$ 7,756

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008, is approximately $16,534,000 and $16,200,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $12,081,000 and $11,520,000, respectively.

Note F – Casualty Events

During the year ended December 31, 2008, Twin Lakes Apartments suffered water damage as a result of several occurances of water pipe breaks in several of the Partnership’s apartment units. As of December 31, 2008, the Partnership had incurred, in total, approximately $79,000 in capitalizable costs and approximately $17,000 in clean up costs to repair the water damages incurred during the year. The Partnership did not receive any insurance proceeds as the damages for the various individual claims did not exceed the Partnership’s insurance deductible. The Partnership recognized a casualty loss, which is included in operating expenses, of approximately $16,000 during the year ended December 31, 2008 as a result of the write off of approximately $16,000 of undepreciated property improvements and replacements.

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

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Corporate General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Corporate General Partner in February 2009.  He joined AIMCO and the Corporate General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Corporate General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Corporate General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner and AIMCO in November 2009. Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Depositary Unit Certificates (“DUCs”) as of December 31, 2009.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $123,000 and $126,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $85,000 and $206,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2009 and 2008 are charges for construction management services provided by an affiliate of the Corporate General Partner of approximately $57,000 and $158,000, respectively. At December 31, 2008 approximately $53,000 of reimbursements were owed and are included in due to affiliates. No amounts were owed at December 31, 2009.

During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $365,000 and $1,222,000 to fund capital improvements and real estate taxes at Twin Lake Apartments. During the yearended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately$285,000 which included approximately$142,000 of accrued interest. No such payments were made during the year ended December 31, 2008. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at December 31, 2009). Interest expense was approximately$91,000 and $58,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,764,000 and $1,593,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $77,000 and $57,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 DUCs in the Partnership representing 73.67% of the outstanding DUCs at December 31, 2009.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $44,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $7,000 for both of the years ended December 31, 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)  The following financial statements of the Registrant are included in Item 8:

     Balance Sheets at December 31, 2009 and 2008.

     Statements of Operations for the years ended December 31, 2009 and 2008.

     Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

     Statements of Cash Flows for the years ended December 31, 2009 and 2008.

     Notes to Financial Statements

     Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)  Exhibits:

See Exhibit index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•      should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•      have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•      may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•      were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/ Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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