Form 10-Q
period 2010-03-31
US REALTY PARTNERS LTD PARTNERSHIP
filed 2010-05-14
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 56	$ 101
Receivables and deposits	88	88
Other assets	392	285
Investment property:
Land	1,700	1,700
Buildings and related personal property	13,991	13,929
	15,691	15,629
Less accumulated depreciation	(8,740)	(8,542)
	6,951	7,087
	$ 7,487	$ 7,561

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 202	$ 38
Tenant security deposit liabilities	56	57
Accrued property taxes	60	--
Other liabilities	127	162
Due to affiliates (Note B)	1,674	1,764
Mortgage notes payable	10,569	10,604
	12,688	12,625

Partners' Deficit
General partners	(15)	(14)
Depositary unit certificate holders (2,440,000
units authorized; 1,222,000 units issued and
outstanding)	(5,186)	(5,050)
	(5,201)	(5,064)
	$ 7,487	$ 7,561

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 540	$ 533
Other income	96	86
Total revenues	636	619

Expenses:
Operating	274	265
General and administrative	21	23
Depreciation	198	190
Interest	220	221
Property taxes	60	69
Total expenses	773	768

Net loss	$ (137)	$ (149)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to depositary unit certificate
holders (99%)	(136)	(148)
	$ (137)	$ (149)

Net loss per depositary unit certificate	$ (.11)	$ (.12)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate

Certificates

Partners

Holders

				Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2009	1,222,000	$ (14)	$(5,050)	$(5,064)

Net loss for the three months
ended March 31, 2010	--	(1)	(136)	(137)

Partners' deficit at
March 31, 2010	1,222,000	$ (15)	$(5,186)	$(5,201)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (137)	$ (149)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	198	190
Amortization of loan costs	9	9
Change in accounts:
Receivables and deposits	--	1
Other assets	(116)	(98)
Accounts payable	166	132
Tenant security deposit liabilities	(1)	(2)
Accrued property taxes	60	69
Other liabilities	(35)	(7)
Due to affiliates	7	31
Net cash provided by operating activities	151	176

Cash flows from investing activities:
Property improvements and replacements	(64)	(211)
Net deposits to restricted escrow	--	(1)
Net cash used in investing activities	(64)	(212)

Cash flows from financing activities:
Payments on mortgage notes payable	(35)	(32)
Payments on advances from affiliates	(97)	--
Advances from affiliates	--	60
Net cash (used in)provided by financing
activities	(132)	28

Net decrease in cash and cash equivalents	(45)	(8)

Cash and cash equivalents at beginning of period	101	44

Cash and cash equivalents at end of period	$ 56	$ 36

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 212	$ 191

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 5	$ 19

At December 31, 2009 and 2008, approximately $7,000 and $74,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months endedMarch 31, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $33,000 and $31,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $8,000 and $62,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 and $53,000, respectively. At March 31, 2010, approximately $7,000 of reimbursements were owed and are included in due to affiliates. No amounts were owed at December 31, 2009.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $60,000 to fund capital improvements at Twin Lake Apartments. There were no such advances during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Partnership repaid AIMCO Properties, L.P. $120,000 of principal and accrued interest. No such payments were made during the three months ended March 31, 2009. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at March 31, 2010). Interest expense was approximately $23,000 and $21,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,667,000 and $1,764,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, the Partnership received additional advances from AIMCO Properties, L.P. of approximately $137,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $80,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $77,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $11,235,000.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Twin Lakes Apartments
Palm Harbor, Florida	97%	91%

The Corporate General Partner attributes the increase in occupancy to special promotions and incentives implemented specifically to attract residents struggling with tight economic conditions in the Palm Harbor, Florida region.

The Partnership’s financial results depend upon a number of factors, including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss was approximately $137,000 and $149,000 for the three months ended March 31, 2010 and 2009, respectively.  Net loss decreased due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased due to an increase in both rental income and other income.  Rental income increased due to an increase in occupancy, partially offset by a decrease in the average rental rates at Twin Lakes Apartments.  Other income increased due to an increase in resident utility reimbursements and lease cancellation and application fees.

Total expenses increased due to an increase in operating and depreciation expenses, partially offset by a decrease in property tax expense.  General and administrative and interest expenses remained relatively constant for the comparable period.  Operating expenses increased due to repair costs associated with freeze damage to the grounds and irrigation system which occurred in January 2010 and a decrease in capitalized payroll costs, partially offset by a decrease in contract services. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. Property tax expense decreased due to a decrease in the assessed value of the property.

Included in general and administrative expense for the three months ended March 31, 2010 and 2009 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2010 the Partnership had cash and cash equivalents of approximately $56,000 compared with approximately $36,000 at March 31, 2009.  For the three months ended March 31, 2010, cash and cash equivalents decreased by approximately $45,000 from December 31, 2009 due to approximately $132,000 and $64,000 of cash used in financing and investing activities, respectively, partially offset by approximately $151,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner, and payments on the mortgages encumbering the investment property. Cash used in investing activities consisted of property improvements and replacements.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $60,000 to fund capital improvements at Twin Lake Apartments. There were no such advances during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Partnership repaid AIMCO Properties, L.P. $120,000 of principal and accrued interest. No such payments were made during the three months ended March 31, 2009. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at March 31, 2010). Interest expense was approximately $23,000 and $21,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,667,000 and $1,764,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, the Partnership received additional advances from AIMCO Properties, L.P. of approximately $137,000 to fund operating expenses.

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

Twin Lakes Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $62,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of swimming pool resurfacing and appliance and floor covering replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. At March 31, 2010, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,104,000, $3,392,000 and $1,073,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,685,000, $3,025,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015.

The Partnership made no distributions during the three months ended March 31, 2010 or 2009. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at March 31, 2010, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2010 or subsequent periods.

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

	For the Three months ended
	March 31,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$ 151	$ 176
Payments on mortgage notes payable	(35)	(32)
Property improvements and replacements	(64)	(211)
Advances from affiliates	--	60
Payments on advances from affiliates	(97)	--
Net decrease in restricted escrows	--	(1)
Changes in reserves for net operating
liabilities	(81)	(126)

Net cash used in operations (as defined in
the Partnership Agreement)	$ (126)	$ (134)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (DUCs) in the Partnership representing 73.67% of the outstanding DUCs at March 31, 2010.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and change in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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