Form 10-Q
period 2010-06-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2010-08-11
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 152	$ 101
Receivables and deposits	87	88
Other assets	345	285
Investment property:
Land	1,700	1,700
Buildings and related personal property	14,019	13,929
	15,719	15,629
Less accumulated depreciation	(8,937)	(8,542)
	6,782	7,087
	$ 7,366	$ 7,561

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 28	$ 38
Tenant security deposit liabilities	57	57
Accrued property taxes	120	--
Other liabilities	118	162
Due to affiliates (Note B)	1,827	1,764
Mortgage notes payable	10,538	10,604
	12,688	12,625

Partners' Deficit
General partners	(16)	(14)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(5,306)	(5,050)
	(5,322)	(5,064)
	$ 7,366	$ 7,561

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 546	$ 534	$ 1,086	$ 1,067
Other income	93	95	189	181
Total revenues	639	629	1,275	1,248

Expenses:
Operating	256	261	530	526
General and administrative	24	22	45	45
Depreciation	197	200	395	390
Interest	222	225	442	446
Property taxes	61	69	121	138
Total expenses	760	777	1,533	1,545

Net loss	$ (121)	$ (148)	$ (258)	$ (297)

Net loss allocated to general
partners (1%)	$ (1)	$ (1)	$ (2)	$ (3)
Net loss allocated to depository unit
certificate holders (99%)	(120)	(147)	(256)	(294)
	$ (121)	$ (148)	$ (258)	$ (297)

Net loss per depository unit
certificate	$ (.10)	$ (.12)	$ (.21)	$ (.24)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate

Certificates

Partners

Holders

				Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2009	1,222,000	$ (14)	$(5,050)	$(5,064)

Net loss for the six months
ended June 30, 2010	--	(2)	(256)	(258)

Partners' deficit at
June 30, 2010	1,222,000	$ (16)	$(5,306)	$(5,322)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (258)	$ (297)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	395	390
Amortization of loan costs	18	18
Change in accounts:
Receivables and deposits	1	--
Other assets	(78)	(87)
Accounts payable	(3)	(17)
Tenant security deposit liabilities	--	(5)
Accrued property taxes	120	138
Other liabilities	(44)	1
Due to affiliates	23	(23)
Net cash provided by operating activities	174	118

Cash flows from investing activities:
Net withdrawals from restricted escrow	--	106
Property improvements and replacements	(97)	(279)
Net cash used in investing activities	(97)	(173)

Cash flows from financing activities:
Payments on mortgage notes payable	(66)	(62)
Advances from affiliates	137	205
Repayment of advances from affiliate	(97)	--
Net cash (used in) provided by financing
activities	(26)	143

Net increase in cash and cash equivalents	51	88

Cash and cash equivalents at beginning of period	101	44

Cash and cash equivalents at end of period	$ 152	$ 132

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 404	$ 401
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ --	$ 2

At December 31, 2009 and 2008, approximately $7,000 and $74,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $63,000 and $60,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $17,000 and $70,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $2,000 and $55,000, respectively. No amounts were owed at June 30, 2010 or December 31, 2009.

During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $137,000 and $205,000, respectively, to fund operating expenses and capital improvements, respectively, at Twin Lake Apartments. During the six months ended June 30, 2010, the Partnership repaid AIMCO Properties, L.P. $120,000 of principal and accrued interest. No such payments were made during the six months ended June 30, 2009. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at June 30, 2010). Interest expense was approximately $46,000 and $44,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,827,000 and $1,764,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, the Partnership repaid AIMCO Properties, L.P. $100,000 of principal and accrued interest.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $85,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $77,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $11,400,000.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Twin Lakes Apartments
Palm Harbor, Florida	97%	92%

The Corporate General Partner attributes the increase in occupancy to competitive pricing efforts.

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

Results of Operations

The Partnership’s net loss was approximately $121,000 and $258,000 for the three and six months ended June 30, 2010, respectively, compared to net loss of approximately $148,000 and $297,000 for the three and six months ended June 30, 2009, respectively. The decrease in net loss for both the three and six months ended June 30, 2010 is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues for the three months ended June 30, 2010 is due to an increase in rental income. Other income remained relatively constant for the three months ended June 30, 2010. The increase in total revenues for the six months ended June 30, 2010 is due to increases in both rental and other income. The increase in rental income for both periods is primarily due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rates at the Partnership’s investment property. Other income increased for the six month period primarily due to increases in resident utility reimbursements and lease cancellation fees at the Partnership’s investment property.

Total expenses decreased for both periods primarily due to a decrease in property tax expense. Operating, depreciation, interest and general and administrative expenses remained relatively constant for both periods.  Property tax expense decreased for both periods due to a decrease in the assessed value of the property.

Included in general and administrative expense for both the three and six months ended June 30, 2010 and 2009 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $152,000 compared to approximately $101,000 at December 31, 2009. Cash and cash equivalents increased by approximately $51,000 due to approximately $174,000 of cash provided by operating activities, partially offset by approximately $97,000 and $26,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of repayments of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner and payments on the mortgages encumbering the investment property, partially offset by advances from AIMCO Properties, L.P.

During the six months ended June 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $137,000 and $205,000, respectively, to fund operating expenses and capital improvements, respectively, at Twin Lake Apartments. During the six months ended June 30, 2010, the Partnership repaid AIMCO Properties, L.P. $120,000 of principal and accrued interest. No such payments were made during the six months ended June 30, 2009. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at June 30, 2010). Interest expense was approximately $46,000 and $44,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,827,000 and $1,764,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, the Partnership repaid AIMCO Properties, L.P. $100,000 of principal and accrued interest.

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

Twin Lakes Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $90,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of swimming pool resurfacing and appliance and floor covering replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. At June 30, 2010, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,091,000, $3,378,000 and $1,069,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,685,000, $3,025,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2010 or 2009. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at June 30, 2010, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2010 or subsequent periods.

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

	For the Six Months Ended
	June 30,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$ 174	$ 118
Payments on mortgage notes payable	(66)	(62)
Property improvements and replacements	(97)	(279)
Advances from affiliates	137	205
Payments on advances from affiliates	(97)	--
Net decrease in restricted escrows	--	106
Changes in reserves for net operating
liabilities	(19)	(7)

Net cash provided by operations (as defined
in the Partnership Agreement)	$ 32	$ 81

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (DUCs) in the Partnership representing 73.67% of the outstanding DUCs at June 30, 2010.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional DUCs in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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