Form 10-Q
period 2010-09-30
US REALTY PARTNERS LTD PARTNERSHIP
filed 2010-11-12
CIK 788955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 95	$ 101
Receivables and deposits	89	88
Other assets	289	285
Investment property:
Land	1,700	1,700
Buildings and related personal property	14,076	13,929
	15,776	15,629
Less accumulated depreciation	(9,132)	(8,542)
	6,644	7,087
	$ 7,117	$ 7,561

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 8	$ 38
Tenant security deposit liabilities	55	57
Accrued property taxes	161	--
Other liabilities	128	162
Due to affiliates (Note B)	1,695	1,764
Mortgage notes payable	10,506	10,604
	12,553	12,625

Partners' Deficit
General partners	(18)	(14)
Depositary unit certificate holders (2,440,000 units
authorized; 1,222,000 units issued and outstanding)	(5,418)	(5,050)
	(5,436)	(5,064)
	$ 7,117	$ 7,561

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$ 534	$ 541	$ 1,620	$ 1,608
Other income	102	97	291	278
Total revenues	636	638	1,911	1,886

Expenses:
Operating	270	261	800	787
General and administrative	21	21	66	66
Depreciation	195	198	590	588
Interest	224	226	666	672
Property taxes	40	35	161	173
Total expenses	750	741	2,283	2,286

Net loss	$ (114)	$ (103)	$ (372)	$ (400)

Net loss allocated to general
partners (1%)	$ (2)	$ (1)	$ (4)	$ (4)
Net loss allocated to depositary unit
certificate holders (99%)	(112)	(102)	(368)	(396)
	$ (114)	$ (103)	$ (372)	$ (400)

Net loss per depositary unit certificate	$ (.09)	$ (.08)	$ (.30)	$ (.32)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Depositary
	Depositary		Unit
	Unit	General	Certificate

Certificates

Partners

Holders

				Total

Original capital contributions	1,222,000	$ 2	$30,550	$30,552

Partners' deficit at
December 31, 2009	1,222,000	$ (14)	$(5,050)	$(5,064)

Net loss for the nine months
ended September 30, 2010	--	(4)	(368)	(372)

Partners' deficit at
September 30, 2010	1,222,000	$ (18)	$(5,418)	$(5,436)

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (372)	$ (400)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	590	588
Amortization of loan costs	27	27
Change in accounts:
Receivables and deposits	(1)	(1)
Other assets	(31)	(46)
Accounts payable	(23)	(31)
Tenant security deposit liabilities	(2)	(6)
Accrued property taxes	161	173
Other liabilities	(34)	2
Due to affiliates	(1)	(105)
Net cash provided by operating activities	314	201

Cash flows from investing activities:
Property improvements and replacements	(154)	(306)
Net withdrawals from restricted escrow	--	106
Net cash used in investing activities	(154)	(200)

Cash flows from financing activities:
Payments on mortgage notes payable	(98)	(91)
Advances from affiliates	137	205
Repayment of advances from affiliates	(205)	(105)
Net cash (used in) provided by financing activities	(166)	9

Net (decrease) increase in cash and cash equivalents	(6)	10

Cash and cash equivalents at beginning of period	101	44

Cash and cash equivalents at end of period	$ 95	$ 54

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 642	$ 700
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ --	$ 8

At December 31, 2009 and 2008, approximately $7,000 and $74,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months endedSeptember 30, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of U.S. Realty Partners Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The general partner responsible for management of the Partnership's business is U.S. Realty I Corporation, a South Carolina corporation (the "Corporate General Partner"). In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Corporate General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Organization: On October 8, 2010, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership, and Aimco USRP Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

Under the merger agreement, holders of depository unit certificates (DUCs) outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $2.76 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $2.76 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each DUC. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding DUCs. U.S. Realty I Corporation will continue to be the corporate general partner of the Partnership after the merger, AIMCO Properties, L.P. will continue to be the individual general partner of the Partnership after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the DUCs. As of September 30, 2010, the Partnership had issued and outstanding 1,222,000 DUCs, and AIMCO Properties, L.P. and its affiliates owned 900,195 of those DUCs, or approximately 73.67% of the number of outstanding DUCs. AIMCO Properties L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $94,000 and $91,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in operating expenses.

Affiliates of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $24,000 and $79,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the Corporate General Partner of approximately $2,000 and $56,000, respectively. No amounts were owed at September 30, 2010 or December 31, 2009.

During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $137,000 and $205,000, respectively, to fund operating expenses and capital improvements, respectively, at Twin Lakes Apartments. During the nine months ended September 30, 2010 and 2009, the Partnership repaid AIMCO Properties, L.P. $275,000 and $225,000, respectively, of principal and accrued interest. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at September 30, 2010). Interest expense was approximately $69,000 and $68,000 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,695,000 and $1,764,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $85,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $77,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $11,477,000.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

	Average
	Occupancy
Property	2010	2009

Twin Lakes Apartments
Palm Harbor, Florida	97%	93%

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

Results of Operations

The Partnership’s net loss was approximately $114,000 and $372,000 for the three and nine months ended September 30, 2010, respectively, compared with net loss of approximately $103,000 and $400,000 for the three and nine months ended September 30, 2009, respectively. The increase in net loss for the three months ended September 30, 2010 is due to an increase in total expenses. The decrease in net loss for the nine months ended September 30, 2010 is due to an increase in total revenues.

Total revenues remained relatively constant for the three months ended September 30, 2010 as a decrease in rental income was substantially offset by an increase in other income. Total revenues for the nine months ended September 30, 2010 increased due to an increase in rental income and other income. Rental income decreased for the three month period due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy. Rental income increased for the nine month period due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at Twin Lakes Apartments. Other income increased for both periods primarily due to an increase in resident utility reimbursements and lease cancellation fees at Twin Lakes Apartments. The increase in other income for the nine month period was partially offset by a decrease in ancillary services income.

Total expenses increased for the three month period ended September 30, 2010 due to increases in operating and property tax expenses. Total expenses remained relatively constant for the nine month period ended September 30, 2010 as an increase in operating expenses was partially offset by a decrease in property tax expense. General and administrative, depreciation and interest expenses remained relatively constant for both periods. Operating expenses increased for the nine months ended September 30, 2010 due to additional landscaping costs as a result of freeze damage to the grounds which occurred in January 2010, partially offset by decreases in contract services and resident eviction costs. Operating expenses increased for both periods due to tree removal costs at Twin Lakes Apartments and a decrease in capitalized payroll costs. Property tax expense increased during the three months ended September 30, 2010 due to an adjustment recorded in the third quarter of 2009 to reflect a decrease in the assessed value of the property. Property tax expense decreased for the nine month period due to a decrease in the assessed value of the property.

Included in general and administrative expense for both the three and nine months ended September 30, 2010 and 2009 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $95,000 compared to approximately $101,000 at December 31, 2009. Cash and cash equivalents decreased by approximately $6,000 due to approximately $166,000 and $154,000 of cash used in financing and investing activities, respectively, partially offset by approximately $314,000 of cash provided by operating activities. Cash used in financing activities consisted of repayments of advances from AIMCO Properties, L.P., an affiliate of the Corporate General Partner and payments on the mortgages encumbering the investment property, partially offset by advances from AIMCO Properties, L.P.  Cash used in investing activities consisted of property improvements and replacements.

During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P., an affiliate of the Corporate General Partner advanced the Partnership approximately $137,000 and $205,000, respectively, to fund operating expenses and capital improvements, respectively, at Twin Lakes Apartments. During the nine months ended September 30, 2010 and 2009, the Partnership repaid AIMCO Properties, L.P. $275,000 and $225,000, respectively, of principal and accrued interest. In accordance with the Partnership Agreement, interest was charged at prime plus 2% (5.25% at September 30, 2010). Interest expense was approximately $69,000 and $68,000 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, the total outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,695,000 and $1,764,000, respectively, and was included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Twin Lakes Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $147,000 of capital expenditures at Twin Lakes Apartments, consisting primarily of swimming pool resurfacing and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. At September 30, 2010, the first, second and third mortgage indebtedness on Twin Lakes Apartments of approximately $6,077,000, $3,365,000 and $1,064,000, respectively, require monthly payments of principal and interest until December 1, 2015 when balloon payments of approximately $5,685,000, $3,025,000 and $963,000, respectively, are due.  The Partnership has the option of extending the maturity date on both the first and second mortgages for one additional year, to December 1, 2016.  With respect to the third mortgage, the maturity date will automatically be extended for one year, to December 1, 2016, if no event of default exists at its original maturity date of December 1, 2015. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2010 or 2009. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at September 30, 2010, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2010 or subsequent periods.

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

	For the Nine Months Ended
	September 30,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$ 314	$ 201
Payments on mortgage notes payable	(98)	(91)
Property improvements and replacements	(154)	(306)
Advances from affiliates	137	205
Payments on advances from affiliates	(205)	(105)
Net decrease in restricted escrows	--	106
Changes in reserves for net operating
liabilities	(69)	14

Net cash (used in)provided by operations
(as defined in the Partnership Agreement)	$ (75)	$ 24

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered net cash from operations for allocation purposes.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 900,195 depository unit certificates (DUCs) in the Partnership representing 73.67% of the outstanding DUCs at September 30, 2010.  A number of these DUCs were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, DUC holders holding a majority of the DUCs are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner.  As a result of its ownership of 73.67% of the outstanding DUCs, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

On October 8, 2010, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership, and Aimco USRP Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

Under the merger agreement, holders of depository unit certificates (DUCs) outstanding immediately prior to the consummation of the merger, except those held by limited partners who perfect their appraisal rights pursuant to the merger agreement, will be converted into the right to receive, at the election of the limited partner, either (i) $2.76 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $2.76 by the average closing price of Apartment Investment and Management Company common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or jurisdiction (or that registration in that state or other jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each DUC. Those limited partners who do not make an election will be deemed to have elected to receive cash.

After the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding DUCs. U.S. Realty I Corporation will continue to be the corporate general partner of the Partnership after the merger, AIMCO Properties, L.P. will continue to be the individual general partner of the Partnership after the merger, and the Partnership Agreement in effect immediately prior to the merger will remain unchanged immediately following the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the DUCs. As of September 30, 2010, the Partnership had issued and outstanding 1,222,000 DUCs, and AIMCO Properties, L.P. and its affiliates owned 900,195 of those DUCs, or approximately 73.67% of the number of outstanding DUCs. AIMCO Properties L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $12,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Corporate General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

U.S. REALTY PARTNERS LIMITED PARTNERSHIP

By: U.S. Realty I Corporation
Corporate General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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

10.1        Agreement and Plan of Merger, dated October 8, 2010, by and among U.S. Realty Partners Limited Partnership, Aimco Properties, L.P. and Aimco USRP Merger Sub LLC.  Incorporated by reference to Current Report on Form 8-K dated October 8, 2010.

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